Form 10-Q
period 1996-06-30
MRS TECHNOLOGY INC
filed 1996-08-13
CIK 906768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:    June 30, 1996
Commission File Number:            0-21908

MRS Technology, Inc.
(Exact name of registrant as specified in its charter.)

10 Elizabeth Drive, Chelmsford, MA         01824-4112
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: (508)250-0450

Former name, former address, and former fiscal year, if changed since last report: Not Applicable

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and 92) has been subject to such filing requirements for the past 90 days.

YES (X)    NO ( )

Applicable only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                 Outstanding as of
Class:                           August 7, 1996:
- ----------------------------     -----------------
Common Stock, par value $.01     6,721,035

MRS Technology, Inc.
FORM 10-Q
For the three month period ended June 30, 1996

INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets at
    June 30, 1996 (Unaudited) and March 31, 1996
  Consolidated Statements of Operations for the
    Three months ended June 30, 1996 and 1995 (Unaudited)
  Consolidated Statements of Cash Flows for the
    Three months ended June 30, 1996 and 1995 (Unaudited)
  Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

Part I   Financial Information
Item 1.  Financial Statements MRS Technology, Inc.
         Consolidated Balance Sheets

Assets                                  June 30, 1996
Current assets                          (Unaudited)     March 31, 1996
Cash and cash equivalents               $ 3,251,128     $ 4,217,880
Accounts receivable, net                  1,129,883       1,116,981
Inventories                               8,349,661       8,093,014
Deposits                                  1,044,266       1,024,551
Other current assets                        134,164          95,634
- ----------------------------------------------------------------------
Total current assets                     13,909,102      14,548,060
Property and equipment, net                 874,242       1,017,266
Assets held for lease, net                  636,757         696,808
Other assets, net                            38,946          38,948
- ----------------------------------------------------------------------
Total assets                            $15,459,047     $16,301,082
======================================================================
Current liabilities
Accounts payable                        $ 1,297,687     $ 1,867,756
Accrued expenses                          1,427,637       1,456,975
Current portion of obligations
 under capital leases                         3,945           3,839
Customer deposits                           995,015               0
Other liabilities                           103,650          97,524
- ----------------------------------------------------------------------
Total current liabilities                 3,827,934       3,426,094
Long-term portion of obligations
 under capital leases                        10,140          11,165
- ----------------------------------------------------------------------
Total liabilities                         3,838,074       3,437,259
Stockholders' equity
Common stock, $.01 par value; authorized,
 20,000,000 shares; issued and outstanding
 6,695,537 and 6,674,320 shares
 respectively                                66,955          66,743
Additional paid-in capital               36,284,108      36,246,889
Accumulated deficit                     (24,730,090)    (23,449,809)
- ----------------------------------------------------------------------
Total stockholders' equity               11,620,973      12,863,823
- ----------------------------------------------------------------------
Total liabilities and
stockholders' equity                    $15,459,047     $16,301,082
======================================================================

The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
Consolidated Statements of Operations
(Unaudited)
                                            Three months ended June 30,
Revenues                                       1996           1995
Product                                     $1,210,098     $4,641,783
Contract research                              500,505        631,262
                                             ---------      ---------
Total revenues                               1,710,603      5,273,045

Cost of revenues
Product                                        993,729      2,785,331
Contract research                              500,505        631,262
                                             ---------      ---------
Total cost of revenues                       1,494,234      3,416,593

Gross profit                                   216,369      1,856,452

Operating expenses:
 Research and development (Note 1)             774,312        538,408
 Selling, general and administrative           767,295      1,086,210
                                             ---------      ---------
Income (loss) from operations               (1,325,238)       231,834

Interest income, net                            45,978        110,621
Interest expense                                   204          7,831
Other income (expense), net                       (816)             0
                                             ---------      ---------
Income (loss) before provision for
 income taxes                               (1,280,280)       334,624

Provision for income taxes                           0              0
- ---------------------------------------------------------------------
Net income (loss)                          ($1,280,280)      $334,624
=====================================================================

Net income (loss) per share                     ($0.19)         $0.05
Weighted average number of common
 shares outstanding (000's)                      6,687          6,850

The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
                                        Three month period ended June 30,
                                             1996               1995
Cash flows from operating activities
 Net income (loss)                       ($1,280,280)        $  334,624
Adjustments to reconcile net income (loss)
 to net cash used in operating activities
   Depreciation                            208,634            147,810
     Amortization                                  0             45,667
  Changes in assets and liabilities
    Accounts receivable                      (12,902)         1,118,887
    Inventories                             (256,647)          (785,145)
    Deposits and other assets                (58,243)           195,836
    Accounts payable                        (570,069)          (162,565)
    Accrued expenses                         (29,338)            47,555
    Customer deposits from other             995,015           (840,000)
    Other current liabilities                  6,126                  0
- -----------------------------------------------------------------------
  Net cash (used in) provided by
   operating activities                     (997,704)           102,669
 Cash flows from investing activities
 Capital expenditures                         (8,783)          (137,791)
- -----------------------------------------------------------------------
Net cash (used in) investing activities       (8,783)          (137,791)

Cash flows from financing activities
 Proceeds from stock purchases under
  employee stock purchase plan                32,556             54,985
 Proceeds from employee stock option
  exercise                                     8,098             19,929
 Principal payments under capital
  lease obligations                             (919)            (1,713)
- ------------------------------------------------------------------------
Net cash provided by financing activities     39,735             73,201

Net decrease increase in cash & equivalents (966,752)            38,079
 Cash and cash equivalents at beginning
   of period                               4,217,880          8,340,166
 Cash and cash equivalents at end
   of period                              $3,251,128         $8,378,245
=======================================================================
Supplemental cash flow information
 Interest paid                                  $204             $7,831
 Income taxes paid                                $0            $23,800

The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The financial statements for the three month periods ended June 30, 1996 and 1995 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position at June 30, 1996 and the results of operations and cash flows for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1996.

Certain information and footnote disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

1. Research and Development

Research and product development costs are expensed as incurred. For the three month periods ended June 30, 1996 and 1995, aggregate research and product development costs were $1,196,093 and $1,303,895, respectively including $421,781 and $765,487 of costs recovered under research and development contracts.

2. Inventories

Inventories consist of the following as of June 30, 1996 and March 31, 1996:

(In Thousands)          June  30, 1996             March 31, 1996
Work in process         $ 8,051                     $ 7,622
Purchased parts             299                         471
                        -------                     -------
                        $ 8,350                     $ 8,093

3. Net Income (Loss) Per Common Share

Net loss per common share for the three month period ended June 30, 1996 is computed based upon the weighted average number of common shares. Net income per common share for the three months ended June 30, 1995 is computed based upon the weighted average number of common and common equivalent shares outstanding, in accordance with the treasury stock method. Common equivalent shares are not included in the loss period as their effect would be anti-dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 ("the Act") provides a new "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the new "safe harbor" provisions of the Act. Certain information contained herein, particularly the information appearing under the headings "Business," "Results of Operations," "Financial Condition" and "Factors Affecting Future Results" are forward-looking. Information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appear together with such statement, and/or elsewhere herein.

Overview

The Company's ability to obtain product orders and subsequent revenue and profitability is not certain. If the company is not successful in its efforts to obtain product orders, more aggressive cash management actions will be instituted in order to maintain liquidity. These actions may include further work force reductions and decrease in discretionary spending.

Additionally, the Company continues to seek strategic relationships with companies which would enhance its ability to commercialize the technology it has developed, strengthen its balance sheet and maximize its long-term success. The specific types of transactions under consideration include equity investments (minority or controlling), debt facilities, research contracts, equipment purchase commitments, or any combination of these transactions. The Company is committed to pursuing a strategy which would maximize its long-term success and increase shareholder value.

There is no assurance that either the strategic relationship or actions taken to manage existing cash flows will be successful. If such efforts are not successful liquidity would be adversely affected.

RESULTS OF OPERATIONS

TOTAL REVENUES

Consolidated revenues for the three month periods ended June 30, 1996 and 1995 were approximately $1.7 million and $5.3 million, respectively, a decrease of $3.6 million. Product revenue decreased $3.4 million from $4.6 million for the quarter ended June 30, 1995 to $1.2 million for the quarter ended June 30, 1996. The decrease in product revenue was due to the quarter ended June 30, 1995 having two systems sales and the quarter ended June 30, 1996 having none.

Contract research revenue decreased approximately $0.1 million, from $0.6 million in the first fiscal quarter of 1995 to $0.5 million for the same quarter in the current fiscal year. The decrease in contract revenue quarter to quarter was due to the reduced efforts on the Defense Advanced Research Projects Agency (DARPA) project as the contract comes to an end.

GROSS PROFIT

Gross profit as a percentage of total revenues was 13% and 35% for the quarter ended June 30, 1996 and 1995, respectively. Product margins decreased 22% for the quarter ended June 30, 1996. This decrease in product gross margin for the three month period was due to under absorption of manufacturing costs due to reduced production activity in the quarter ended June 30, 1996. Contract research margins for the quarters ending June 30, 1996 and 1995 were both 0%. Under the current modification to the Company's DARPA contract the contract was changed to a fixed price contract with no additional fee to be billed.

OPERATING EXPENSES

Research and development includes expenses incurred in support of internal development programs and not allocable to customer funded contract research.

Research and development expenses for the three month periods ended June 30, 1996 and 1995 were $0.8 million and $0.5 million, respectively. Aggregate research and development spending before allocation to cost of contract research revenue was $1.2 million and $1.3 million for the same quarterly periods. This $0.3 million increase in spending was primarily a result of relatively constant aggregate costs with lower amounts allocable to the DARPA contract in the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995.

Selling, general and administrative expenses were $0.8 million for the three months ended June 30, 1996 and $1.1 million for the three months ended June 30, 1995. This decrease of $0.3 million was primarily attributable to an unfavorable DARPA rate adjustment in the quarter ending June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents at June 30, 1996 of $3.3 million, a decrease of $0.9 million from the March 31, 1996 balance of $4.2 million. The decrease in cash is primarily due to the loss from operations in the quarter ended June 30, 1996.

The Company presently has available from a venture leasing company a $1.0 million lease line, which is collateralized by the equipment leased. As of June 30, 1996, this line remains unused.

On October 21, 1994 the Company amended its working capital line of credit from Fleet Bank by increasing the amount of the line to $7,500,000 from $5,000,000. Under the current line any advances are at the discretion of the bank, and will be made or not made, in light of the circumstances at the time of the borrower's request for the loan. There are currently no amounts outstanding under this line.

Development efforts under the DARPA contact required increases in certain resource levels as activity peaked at various phases of that project. To the extent possible, the Company used temporary and contract resources to meet these peak efforts. It is unlikely that any substantial follow-on funding will be available from DARPA for fully commercializing the technology developed under the DARPA contract. The Company is seeking industrial partners who, through beta-site purchases, contract research funding, minority equity investments, or any combination of these, would provide the funding for this technology to reach its full commercial potential as a product used extensively in high-volume manufacturing applications. To the extent such funding is not obtained, the commercial potential of this technology is considerably more limited, and the result could be products focused more on R&D applications, manufacturing process development and certain OEM subsystem opportunities.

The Company's ability to obtain product orders and subsequent revenue and profitability is not certain. If the Company is not successful in its efforts to obtain product orders, more aggressive cash management actions will be instituted in order to maintain liquidity. These actions may include further work force reductions and decreases in discretionary spending.

Additionally, the Company is actively seeking strategic relationships with companies which would enhance its ability to commercialize the technology it has developed, strengthen its balance sheet and maximize its long-term success. The specific types of transactions under active consideration include minority equity investments, research contracts, equipment purchase commitments, or any combination of these transactions.

There is no assurance that either the strategic relationship or actions taken to manage existing cash flows will be successful. If such efforts are not successful liquidity would be adversely affected.

SIGNIFICANT RISKS AND UNCERTAINTIES

The ability of the Company to attain the financial or other results that may be planned, forecasted or projected from time to time is subject to a number or risk factors, including the ability to obtain new orders and subsequent revenue, the ability to develop and make new products, the ability to respond to competitive technology and pricing pressures, adequate availability of major components, the ability to maintain key employees for hardware, software, motions and imaging technicians, economic conditions in both the United States and international markets, delays in revenue recognition or contract performance or the inability to obtain new research and development contracts to cover the current level of expenses after completion of the current DARPA contract. The Company may fail to meet any such planned, forecasted or projected results for other reasons than those set forth above.

Product Revenue. PanelPrinters and optional equipment generally have ranged in price from $1.8 to $3.0 million and any delay in revenue recognition or cancellation of an order would adversely affect the Company's results of operations, cash flows, or both. Fluctuations in product revenues and consequently quarterly net income or loss, are largely related to revenue recognition on sales of PanelPrinter units. The Company continues to see an increasing number or prospects, but the process for turning these into firm purchasing commitments which can be disclosed is often lengthy.

Contract Research. A significant portion of the Company's revenue is derived from research and development contracts with governmental, and in prior years, commercial entities. The most significant of these research funding sources has been DARPA. During fiscal 1996, the Company funded approximately 54% of its aggregate research costs through the government research contract. The Company intends to continue to fund part of its research and development efforts through such contracts. However, there are no assurances that the Company will be successful in obtaining such contracts. The current DARPA contract should be completed in October,

1996. The revenue recognized in the first quarter of fiscal 1997 is substantially all the revenue to be recognized in fiscal 1997 on the DARPA contract.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

Vote of shareholders at MRS Annual meeting held on July 31, 1996.

1. To elect one person to the Board of Directors to serve as a Class I Director for three year term (Robert P. Schechter).

    For Nominee:                 5,161,966
    Withheld from Nominee:          73,354

    Directors whose terms continue:
        S. Russel Craig
        Bennett F. Moore
        Griffith L. Resor, III
        Ronald K. Haigh

2. To ratify the appointment of Coopers & Lybrand L.L.P. as auditors for the fiscal year ending March 31, 1997.

    For:                        5,171,391
    Against:                       50,446
    Abstain:                       13,483
    No Vote:                            0

Item 6.    Exhibits and Reports on Form 8-K

     a.    Exhibits
           Exhibit 27.  Financial Data Schedule

     b.    Reports on Form 8-K
           No reports have been filed on Form 8-K during this quarter.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, authorized officers.

                              MRS Technology, Inc.

Date: August 12, 1996         /s/Griffith L. Resor, III
                              Griffith L. Resor, III
                              President, CEO and Director
                              (Principal Executive Officer)

Date: August 12, 1996         /s/ Patricia F. DiIanni
                              Patricia F. DiIanni
                              Treasurer, Chief Financial Officer
                              (Principal Financial Officer)