Form 10-Q
period 1996-09-30
MRS TECHNOLOGY INC
filed 1996-11-12
CIK 906768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the six month period ended:    September 30, 1996
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

YES (X)    NO ( )

Applicable only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                 Outstanding as of
Class:                           November 6, 1996:
----------------------------     -----------------
Common Stock, par value $.01     6,771,374

MRS Technology, Inc.
FORM 10-Q
For the six month period ended September 30, 1996

INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets at
    September 30, 1996 (Unaudited) and March 31, 1996 Consolidated Statements of Operations for the
    Three months ended September 30, 1996 and 1995 (Unaudited) Consolidated Statements of Operations for the
    Six months ended September 30, 1996 and 1995 (Unaudited) Consolidated Statements of Cash Flows for the
    Six months ended September 30, 1996 and 1995 (Unaudited) Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

Part I   Financial Information
Item 1.  Financial Statements MRS Technology, Inc.
         Consolidated Balance Sheets
Assets                                  Sept 30, 1996
Current assets                          (Unaudited)     March 31, 1996
Cash and cash equivalents               $ 2,105,602     $ 4,217,880
Accounts receivable, net                  2,157,754       1,116,981
Inventories                               6,940,842       8,093,014
Deposits                                  1,063,619       1,024,551
Other current assets                        612,494          95,634
--------------------------------------------------------------------
Total current assets                     12,880,311      14,548,060
Property and equipment, net                 756,649       1,017,266
Assets held for lease, net                  616,740         696,808
Other assets, net                            37,921          38,948
--------------------------------------------------------------------
Total assets                            $14,291,621     $16,301,082
====================================================================
Current liabilities
Accounts payable                        $   799,734     $ 1,867,756
Accrued expenses                          1,277,939       1,456,975
Current portion of obligations
 under capital leases                         3,355           3,839
Customer deposits                         1,032,515               0
Other liabilities                           106,578          97,524
--------------------------------------------------------------------
Total current liabilities                 3,220,121       3,426,094
Long-term portion of obligations
 under capital leases                         9,792          11,165
--------------------------------------------------------------------
Total liabilities                         3,229,913       3,437,259
Stockholders' equity
Common stock, $.01 par value; authorized, 20,000,000 shares;
 issued and outstanding  6,739,035 and
 6,674,320 shares respectively               67,390          66,743
Additional paid-in capital               36,322,723      36,246,889
Accumulated deficit                     (25,328,405)    (23,449,809)
--------------------------------------------------------------------
Total stockholders' equity               11,061,708      12,863,823
--------------------------------------------------------------------
Total liabilities and stockholders'
 equity                                 $14,291,621     $16,301,082
====================================================================
The accompanying notes are an integral part of the consolidated financial statements.


MRS Technology, Inc.
Consolidated Statements of Operations
(Unaudited)

                                            Three months ended Sept. 30,
Revenues                                       1996           1995
Product                                     $3,409,389     $1,123,333
Contract research                               77,978      1,166,904
                                             ---------      ---------
Total revenues                               3,487,367      2,290,237

Cost of revenues
Product                                      2,623,175      1,089,128
Contract research                               77,978      1,166,904
                                             ---------      ---------
Total cost of revenues                       2,701,153      2,256,032

Gross profit                                   786,214         34,205

Operating expenses:
 Research and development (Note 1)             721,503        464,559
 Selling, general and administrative           687,550        933,881
                                             ---------      ---------
Loss from operations                          (622,839)    (1,364,235)

Interest income, net                            28,281         97,187
Interest expense                                   185              0
Other income (expense), net                          0              0
                                             ---------      ---------
Loss before provision for
 income taxes                                 (594,743)    (1,267,048)
Provision for income taxes                           0              0
---------------------------------------------------------------------
Net loss                                     ($594,743)   ($1,267,048)
=====================================================================

Net loss per share                              ($0.09)        ($0.19)
Weighted average number of common
 shares outstanding (000's)                      6,718          6,531

The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
Consolidated Statements of Operations
(Unaudited)

                                             Six months ended Sept. 30,
Revenues                                       1996           1995
Product                                     $4,619,487     $6,082,354
Contract research                              578,483      1,480,927
                                             ---------      ---------
Total revenues                               5,197,970      7,563,281

Cost of revenues
Product                                      3,616,894      4,191,697
Contract research                              578,493      1,480,927
                                             ---------      ---------
Total cost of revenues                       4,195,387      5,672,624

Gross profit                                 1,002,583      1,890,657

Operating expenses:
 Research and development (Note 1)           1,495,815      1,002,964
 Selling, general and administrative         1,454,845      2,020,095
                                             ---------      ---------
Loss from operations                        (1,948,077)    (1,132,402)

Interest income, net                            74,259        199,977
Interest expense                                   389              0
Other income (expense), net                       (816)             0
                                             ----------     ---------
Loss before provision for
 income taxes                               (1,875,023)      (932,425)
Provision for income taxes                           0              0
---------------------------------------------------------------------
Net loss                                   ($1,875,023)     ($932,425)
=====================================================================

Net loss per share                              ($0.28)        ($0.14)
Weighted average number of common
 shares outstanding (000's)                      6,702          6,542

The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
                                        Six month period ended Sept. 30,
                                                 1996            1995
Cash flows from operating activities
 Net loss                                   ($1,875,023)       ($932,425)
Adjustments to reconcile net loss to
 net cash used in operating activities
   Depreciation                               375,720          343,361
     Amortization                                 1,116           41,363
  Changes in assets and liabilities
    Accounts receivable                      (1,483,273)       2,134,371
    Inventories                               1,152,172       (1,495,945)
    Deposits and other assets                  (113,428)         469,353
    Accounts payable                         (1,068,022)        (511,687)
    Accrued expenses                           (179,036)        (143,749)
Customer deposits from other                  1,032,515         (840,000)
Other current liabilities                         9,054                0
-------------------------------------------------------------------------
Net cash used in operating activities        (2,148,205)        (935,358)
Cash flows from investing activities
 Capital expenditures                           (40,070)        (394,081)
 Payment to ICT                                       0       (1,000,000)
-------------------------------------------------------------------------
Net cash used in investing activities           (40,070)      (1,394,081)

Cash flows from financing activities
 Proceeds from stock purchases under
  employee stock purchase plan                   32,556                0
 Proceeds from employee stock option
  exercise                                       43,925           78,434
Principal payments under capital
  lease obligations                                (484)          (5,220)
  -----------------------------------------------------------------------
Net cash provided by financing activities        75,997           73,214

Net decrease in cash & equivalents           (2,112,278)      (2,256,225)
  Cash and cash equivalents at beginning
   of period                                  4,217,880        8,340,166
  Cash and cash equivalents at end
   of period                                 $2,105,602       $6,083,941
=========================================================================
Supplemental cash flow information
 Interest paid                                     $389           $9,292

The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The financial statements for the three and six month periods ended September 30, 1996 and 1995 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position at September 30, 1996 and the results of operations and cash flows for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1996.

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

1. Research and Development

Research and product development costs are expensed as incurred. For the six month periods ended September 30, 1996 and 1995, aggregate research and product development costs were $1,984,000 and $2,482,000 respectively including $488,000 and $1,479,000 of costs recovered under research and development contracts. For the three month periods ended September 30, 1996 and 1995, aggregate research and product development costs were $787,000 and $1,179,000, respectively including $66,000 and $714,000 of costs recovered under research and development contracts.

2. Inventories

Inventories consist of the following as of September 30, 1996 and March
31, 1996:

(In Thousands)          September 30, 1996     March 31, 1996
Work in process              $5,095                 $7,622
Purchased parts                 583                    471
Finished Goods                1,263                      0
                             ------                 ------
                             $6,941                 $8,093

3. Net Loss Per Common Share

Net loss per common share for the three and six months ended September 30, 1996 and September 30, 1995 are computed based upon the weighted average number of common shares outstanding. In accordance with the treasury stock method net income per share is calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are not included in loss periods as their effect would be antidilutive.



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

RESULTS OF OPERATIONS

TOTAL REVENUES

Consolidated revenues for the three month periods ended September 30, 1996 and 1995 were approximately $3.5 million and $2.3 million, respectively, an increase of $1.2 million. For the six month period ended September 30, 1996 and 1995 they were $5.2 and $7.6 million, respectively. Total revenues for the first half decreased $2.4 million.

Product revenues for the three month period ended September 30, 1996 and 1995, were $3.4 and $1.1 million, respectively an increase of $2.3 million quarter to quarter. This increase was due to the shipment of a PanelPrinter in the current quarter versus no system shipment in the same quarter last year. Revenues for the quarter ended September 30, 1995 were the result of a substantial amount of work to rebuild and re-validate PanelPrinters previously sold to one customer recovering from fire damage in their facility.

Total product revenues for the first half of fiscal 1997 decreased by $1.5 million from $6.1 million during the first half of fiscal 1996. This decrease was due to one system sale in the first half of fiscal 1997 versus two systems sales in the first half of fiscal 1996.

Contract research revenue for the six month period ended September 30, 1996 and 1995 was $0.6 and $1.5 million, a decrease of $0.9 million year to year. Contract research revenue for the quarters ended September 30, 1996 and 1995 was $0.1 and $1.2 million. These decreases are due to the reduced efforts on the Defense Advanced Research Projects Agency (DARPA) project which should be completed in October 1996.

GROSS PROFIT

Gross profit as a percentage of total revenues was 23% and 1% for the quarterly periods ended September 30, 1996 and 1995, respectively and was 19% and 25% for the six month periods ended September 30, 1996 and 1995, respectively. Product related gross margins increased 20 percentage points for the quarter ended September 30, 1996 compared to the same period in 1995. The increase in product gross margin for the three month period was primarily due to the shipment of a PanelPrinter in the period ended September 30, 1996 versus the same period ended September 30, 1995 containing only product rework which carries significantly lower margins. Product related gross margins decreased 9 percentage points for the six month period ended September 30, 1996 compared to the same period in 1995. The decrease was attributable to the first six months of fiscal 1996 having two system sales versus one system sale in the first half of fiscal 1997. Contract research margins for both the quarter and six month periods ending September 30, 1996 and 1995 were 0%. Under the current modification to the Company's DARPA contract the contract was changed to a fixed price contract with no additional fee to be billed.

OPERATING EXPENSES

Research and development includes expenses incurred in support of internal development programs and not allocable to customer funded contract research.

Research and development expenses for the three month periods ended September 30, 1996 and 1995 were $0.7 million and $0.5 million, respectively. Aggregate research and development spending before allocation to cost of contract research revenue was $0.8 million and $1.2 million for the same quarterly periods. This $0.2 million increase in spending was primarily a result of lower aggregate costs, mainly expense materials and travel, offset by significantly lower amounts allocable to the DARPA contract in the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. For the six month periods ended September 30, 1996 and 1995 research and development expenses were $1.5 and $1.0 million, respectively. Aggregate expenses before allocation to cost of contract research was $2.0 and $2.5 million, respectively. The $0.5 million increase for the six month period was attributable to a lower level of effort on the ARPA contract as it enters its final stages.

Selling, general and administrative expenses for the three months ended September 30, 1996 and 1995 were $0.7 and $0.9 million, respectively. For the six month periods ended September 30, 1996 and 1995 expenses were $1.5 and $2.0 million, respectively. This decrease of $0.2 million for the quarter and $0.5 for the six month period was primarily attributable to continued efforts to monitor expenses and to take attrition where ever possible and the six month decrease also reflects an unfavorable DARPA rate adjustment in the quarter ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents at September 30, 1996 of $2.1 million, a decrease of $2.1 million from the March 31, 1996 balance of $4.2 million. The decrease in cash is primarily due to the loss from operations in the first half of fiscal 1997.

The Company presently has available from a venture leasing company a $1.0 million lease line, which is collateralized by the equipment leased. As of September 30, 1996, this line remains unused.

The Company has a working capital line of credit from Fleet Bank in the amount of $7,500,000. Under the current line any advances are at the discretion of the bank, and will be made or not made, in light of the circumstances at the time of the borrower's request for the loan. There are currently no amounts outstanding under this line.

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


Item 5.    Other Information
           None

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


                              MRS Technology, Inc.

Date: November 12, 1996         /s/Griffith L. Resor, III
                              Griffith L. Resor, III
                              President, CEO and Director
                              (Principal Executive Officer)

Date: November 12, 1996         /s/ Patricia F. DiIanni
                              Patricia F. DiIanni
                              Treasurer, Chief Financial Officer
                              (Principal Financial Officer)