Form 10-Q
period 1996-12-31
MRS TECHNOLOGY INC
filed 1997-02-12
CIK 906768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the nine month period ended:    December 31, 1996
Commission File Number:             0-21908

MRS Technology, Inc.
(Exact name of registrant as specified in its charter.)

10 Elizabeth Drive, Chelmsford, MA         01824-4112
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: (508)250-0450

Former name, former address, and former fiscal year, if changed since last report: Not Applicable

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES (X)    NO ( )

Applicable only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                 Outstanding as of
Class:                           January 28, 1997:
----------------------------     -----------------
Common Stock, par value $.01     6,774,871

MRS Technology, Inc.
FORM 10-Q
For the nine month period ended December 31, 1996

INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets at
    December 31, 1996 (Unaudited) and March 31, 1996 Consolidated Statements of Operations for the
    Three months ended December 31, 1996 and 1995 (Unaudited) Consolidated Statements of Operations for the
    Nine months ended December 31, 1996 and 1995 (Unaudited) Consolidated Statements of Cash Flows for the
    Nine months ended December 31, 1996 and 1995 (Unaudited) Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

Part I   Financial Information
Item 1.  Financial Statements MRS Technology, Inc.
         Consolidated Balance Sheets
Assets                                  Dec. 31, 1996
Current assets                          (Unaudited)     March 31, 1996
Cash and cash equivalents               $ 1,633,132     $ 4,217,880
Accounts receivable, net                  2,628,352       1,116,981
Inventories                               7,166,673       8,093,014
Deposits                                    367,057       1,024,551
Other current assets                        146,095          95,634
--------------------------------------------------------------------
Total current assets                     11,941,309      14,548,060
Property and equipment, net                 616,592       1,017,266
Assets held for lease, net                        0         696,808
Other assets, net                            37,364          38,948
--------------------------------------------------------------------
Total assets                            $12,595,265     $16,301,082
====================================================================
Current liabilities
Accounts payable                        $   564,442    $ 1,867,756
Accrued expenses                          1,105,649      1,456,975
Current portion of obligations
 under capital leases                         2,383          3,839
Customer deposits                         1,032,515              0
Other liabilities                           141,157         97,524
--------------------------------------------------------------------
Total current liabilities                 2,846,146      3,426,094
Long-term portion of obligations
 under capital leases                         9,792         11,165
--------------------------------------------------------------------
Total liabilities                         2,855,938      3,437,259
Stockholders' equity
Common stock, $.01 par value; authorized, 20,000,000 shares;
 issued and outstanding  6,772,041 and
 6,674,320 shares respectively               67,720         66,743
Additional paid-in capital               36,376,466     36,246,889
Accumulated deficit                     (26,704,859)   (23,449,809)
--------------------------------------------------------------------
Total stockholders' equity                9,739,327     12,863,823
--------------------------------------------------------------------
Total liabilities and stockholders'
 equity                                 $12,595,265    $16,301,082
====================================================================
The accompanying notes are an integral part of the consolidated financial statements.


MRS Technology, Inc.
Consolidated Statements of Operations
(Unaudited)

                                            Three months ended Dec. 31,
Revenues                                       1996           1995
Product                                     $1,587,595      $1,073,461
Contract research                                    0         653,505
                                             ---------      ----------
Total revenues                               1,587,595       1,726,966

Cost of revenues
Product                                      1,438,013         884,428
Contract research                                    0         693,739
                                             ---------      ----------
Total cost of revenues                       1,438,013       1,578,167

Gross profit                                   149,582         148,799

Operating expenses:
 Research and development (Note 1)             832,191         552,500
 Selling, general and administrative           715,528         923,752
                                             ---------      ----------
Loss from operations                        (1,398,137)     (1,327,453)

Interest income, net                            24,252          63,622
Interest expense                                   150               0
                                             ---------      ----------
Loss before provision for
 income taxes                               (1,374,035)     (1,263,831)
-----------------------------------------------------------------------
Net loss                                   ($1,374,035)    ($1,263,831)
=======================================================================

Net loss per share                              ($0.20)         ($0.19)
Weighted average number of common
 shares outstanding (000's)                      6,675           6,583

The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
Consolidated Statements of Operations
(Unaudited)
                                            Nine months ended Dec. 31,
Revenues                                       1996           1995
Product                                     $6,207,082       $7,155,813
Contract research                              578,483        2,134,431
                                             ---------        ---------
Total revenues                               6,785,565        9,290,244

Cost of revenues
Product                                      5,054,907        5,076,119
Contract research                              578,493        2,174,665
                                             ---------        ---------
Total cost of revenues                       5,633,400        7,250,784

Gross profit                                 1,152,165        2,039,460

Operating expenses:
 Research and development (Note 1)           2,328,006        1,555,466
 Selling, general and administrative         2,170,373        2,943,841
                                             ---------        ---------
Loss from operations                        (3,346,214)      (2,459,847)

Interest income, net                            98,511          263,599
Interest expense                                   539                0
Other income (expense), net                       (816)               0
                                            ----------        ---------
Loss before provision for
 income taxes                               (3,249,058)      (2,196,248)
------------------------------------------------------------------------
Net loss                                   ($3,249,058)     ($2,196,248)
========================================================================

Net loss per share                              ($0.48)          ($0.33)
Weighted average number of common
 shares outstanding (000's)                      6,705            6,626

The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
                                        Nine month period ended Dec. 31,
                                                 1996            1995
Cash flows from operating activities
 Net loss                                   ($3,249,058)   ($2,196,248)
Adjustments to reconcile net loss to
 net cash used in operating activities
     Depreciation                               517,645        511,781
     Amortization                                 1,674         43,339
  Changes in assets and liabilities
    Accounts receivable                      (1,511,371)     3,518,339
    Inventories                                 926,341     (2,415,748)
    Deposits and other assets                   608,617        576,298
    Accounts payable                         (1,303,314)      (779,210)
    Accrued expenses                            351,326       (260,334)
Customer deposits from other                  1,032,515       (840,000)
Other current liabilities                        43,633              0
-------------------------------------------------------------------------
Net cash used in operating activities        (2,581,992)    (1,841,783)
Cash flows from investing activities
 Capital expenditures                          (130,481)      (409,269)
 Investment in business alliance                      0     (1,000,000)
-------------------------------------------------------------------------
Net cash used in investing activities          (130,481)    (1,409,269)

Cash flows from financing activities
 Proceeds from stock purchases under
  employee stock purchase plan                   65,332         86,753
 Proceeds from employee stock option
  exercise                                       65,222        109,124
Principal payments under capital
  lease obligations                              (2,829)        (6,338)
  ----------------------------------------------------------------------
Net cash provided by financing activities       127,725        189,539

Net decrease in cash & equivalents           (2,584,748)    (3,061,513)
  Cash and cash equivalents at beginning
   of period                                  4,217,880      8,340,166
  Cash and cash equivalents at end
   of period                                 $1,633,132     $5,278,653
=======================================================================
Supplemental cash flow information
 Interest paid                                     $540        $9,985

The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The financial statements for the three and nine month periods ended December 31, 1996 and 1995 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position at December 31, 1996 and the results of operations and cash flows for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1996.

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

1. Research and Development

Research and product development costs are expensed as incurred. For the nine month periods ended December 31, 1996 and 1995, aggregate research and product development costs were $2,816,000 and $3,614,000 respectively including $488,000 and $2,059,000 of costs recovered under research and development contracts. For the three month periods ended December 31, 1996 and 1995, aggregate research and product development costs were $832,000 and $1,132,000, respectively, including $0 and $580,000 respectively, of costs recovered under a research and development contract which ended in the third quarter of fiscal 1997.

2. Inventories

Inventories consist of the following as of December 31, 1996 and March 31, 1996:

(In Thousands)          December 31, 1996     March 31, 1996
Work in process              $6,608                 $7,622
Purchased parts                 559                    471
                             ------                 ------
                             $7,167                 $8,093

3. Net Loss Per Common Share

Net loss per common share for the three and nine months ended December 31, 1996 and 1995 are computed based upon the weighted average number of common shares outstanding. In accordance with the treasury stock method net income per share is calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are not included in loss periods as their effect would be antidilutive.

4. Legal Proceedings

In July 1996, the Company sold a PanelPrinter to Micron Display Technology, Inc., an Idaho corporation ("MDT"). The first three payments, totaling $1,032 million were made on schedule. The remaining payments due under the sales contract were not made, and the Company pursued negotiations with MDT in November and December, 1996 and January, 1997, in an unsuccessful effort to obtain payment. On January 24, 1997, MDT filed a complaint in an Ada County, Idaho state court, alleging defects in the PanelPrinter and seeking damages in an amount exceeding $1.032 million, plus punitive damages and attorneys' fees. The Company received copies of the Idaho complaint on or about January 29, 1997, and expects to file responsive pleadings on or before February 18, 1997. On January 30, 1997 the Company filed a complaint against MDT in the United States District Court for the District of Massachusetts, seeking damages for breach of contract of $1.418 million, incidental damages, and multiple damages and attorneys' fees under Massachusetts General Laws chapter 93A. MDT acknowledged receipt of the summons and complaint with respect to the Massachusetts action of February 5, 1997.

The Company intends vigorously to prosecute its claims against MDT, and to defend MDT's claims against it.

The Company has not recorded any provision with respect to this matter.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 ("the Act") provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Act. Certain information contained herein, particularly the information appearing under the headings "Business," "Results of Operations," "Financial Condition" and "Factors Affecting Future Results" are forward-looking. Information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appear together with such statement, and/or elsewhere herein.

Overview

The Company's ability to obtain product orders and subsequent revenue and profitability is not certain. If the Company is not successful in its efforts to obtain product orders, the Company intends to take more aggressive steps to manage its cash flow in order to maintain liquidity. Such steps may include further work force reductions and further decreases in discretionary spending.

Additionally, the Company continues to seek strategic relationships with companies which would enhance its ability to commercialize the technology it has developed, strengthen its balance sheet and maximize its long-term prospects for success. The specific types of transactions under consideration include equity investments (minority or controlling), debt facilities, research contracts, equipment purchase commitments, or any combination of these transactions. The Company is committed to pursuing a strategy which would maximize its long-term prospects for success and increase shareholder value.

There is no assurance that any actions taken to manage existing cash flows will be successful or that, should it choose to do so, the Company will be successful in any attempts to enter into a satisfactory strategic relationship. If any such efforts are not successful liquidity would be adversely affected.

RESULTS OF OPERATIONS

TOTAL REVENUES

Consolidated revenues for the fiscal quarters ended December 31, 1996 and 1995 were $1.6 million and $1.7 million, respectively, a decrease of $0.1 million. For the nine month period ended December 31, 1996 and 1995 consolidated revenues were $6.8 and $9.3 million, respectively. Total revenues for the first nine months decreased $2.5 million from total revenues for the comparable period in the preceding fiscal year.

Product revenues for the fiscal quarters ended December 31, 1996 and 1995, were $1.6 and $1.1 million, respectively an increase of $0.5 million quarter to quarter. This increase was attributable to revenues from the shipment of a specifically reconfigured PanelPrinter to a customer, spares and service contract revenue in the current quarter whereas product revenues for the same quarter last year were derived from a substantial amount of service work.

Total product revenues for the first three quarters of fiscal 1997 decreased by $1.0 million from $7.2 million during the first three quarters of fiscal 1996. This decrease was due to the shipment of two PanelPrinters, one of which was specifically reconfigured and a 1 Micron lens upgrade to a PanelPrinter already installed in the fiscal 1997 three quarter period compared to the sale of two full value PanelPrinters and a substantial amount of service work in the same three quarter period of fiscal 1996.

Contract research revenue for the first three quarterly periods ended December 31, 1996 and 1995 was $0.6 and $2.1 million, respectively, representing a decrease of $1.5 million year to year. Contract research revenue for the quarters ended December 31, 1996 and 1995 was zero and $0.7 million, respectively. These decreases were due to the reduced efforts on the Defense Advanced Research Projects Agency (DARPA) project which ended in the third quarter of fiscal 1997.

GROSS PROFIT

Gross profit as a percentage of total revenues was 9% for both quarterly periods ended December 31, 1996 and 1995, and was 17% and 22% for the nine month periods ended December 31, 1996 and 1995, respectively. Product related gross margins decreased 9% for the quarter ended December 31, 1996 compared to the same period in 1995. The decrease in product gross margin for the three month period was primarily due to the lower gross margins associated with the sale of the reconfigured PanelPrinter in the current three month period. Product related gross margins decreased 10% for the nine month period ended December 31, 1996 compared to the same period in 1995. The decrease was also attributable to lower gross margins associated with the sale of the reconfigured PanelPrinter in the current nine month period compared to the two full systems in the same nine month period last year which have higher gross margins.

Contract research gross margin for the three and nine months ended December 31, 1996 were both zero due to no billings in the current year as the current DARPA contract was a fixed price contract with no additional fee to be billed. For the three and nine month periods ending December 31, 1995 the gross margin was negative due to the cancellation of two tasks from the contract with associated fees that were reversed.

OPERATING EXPENSES

Research and development includes expenses incurred in support of internal development programs and not allocable to customer funded contract research.

Research and development expenses for the three month periods ended December 31, 1996 and 1995 were $0.8 million and $0.6 million, respectively. Aggregate research and development spending before allocation to cost of contract research revenue was $0.8 million and $1.1 million respectively, for the same quarterly periods. This $0.2 million increase in spending was primarily a result of lower aggregate costs, across all expense categories, offset by significantly lower amounts allocable to the DARPA contract in the quarter ended December 31, 1996 compared to the quarter ended December 31, 1995. For the nine month periods ended December 31, 1996 and 1995 research and development expenses were $2.3 and $1.6 million, respectively. Aggregate expenses before allocation to cost of contract research was $2.8 and $3.6 million, respectively. The $0.7 million increase for the nine month period was attributable to a lower level of work as the contract reached completion.

Selling, general and administrative expenses for the three months ended December 31, 1996 and 1995 were $0.7 and $0.9 million, respectively. For the nine month periods ended December 31, 1996 and 1995 expenses were $2.2 and $2.9 million, respectively. This decrease of $0.2 million for the quarter and $0.7 for the nine month period was primarily attributable to continued efforts to manage expenses and also reflects an unfavorable DARPA rate adjustment in the quarter ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents at December 31, 1996 of $1.6 million, a decrease of $2.6 million from the March 31, 1996 balance of $4.2 million. The decrease in cash is primarily due to the loss from operations in the first nine months of fiscal 1997. The Company believes that it's current cash, cash equivalents and current receivables are sufficient to meet its requirements through the first quarter of fiscal 1998.

Development efforts under the DARPA contact required increases in certain resource levels as activity peaked at various phases of that project. To the extent possible, the Company used temporary and contract resources to meet these peak efforts. It is unlikely that any substantial follow-on funding will be available from DARPA for fully commercializing the technology developed under the DARPA contract. The Company is seeking industrial partners who, through beta-site purchases, contract research funding, minority equity investments, or any combination of these, would provide the funding for this technology to reach its full commercial potential as a product used extensively in high-volume manufacturing applications. To date such funding has not been obtained and as a result steps were taken in January, 1997 to cut the Company expense rate significantly. These expense reductions relate mostly to longer term projects and will allow the Company to focus on near term opportunities.

Additionally, the Company continues to seek strategic relationships with companies which would enhance its ability to commercialize the technology it has developed, strengthen its balance sheet and maximize its long-term prospects for success. The specific types of transactions under consideration include equity investments (minority or controlling), debt facilities, research contracts, equipment purchase commitments, or any combination of these transactions. The Company is committed to pursuing a strategy which would maximize its long-term prospects for success and increase shareholder value.

There is no assurance that any actions taken to manage existing cash flows will be successful or that, should it choose to do so, the Company will be successful in any attempts to enter into a satisfactory strategic relationship. If any such efforts are not successful liquidity would be adversely affected.

The Company presently has available from a venture leasing company a $1.0 million lease line, which is collateralized by the equipment leased. As of December 31, 1996, this line remains unused.

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

Contract Research. A significant portion of the Company's revenue has been derived from research and development contracts with governmental, and in prior years, commercial entities. The most significant of these research funding sources has been DARPA. During fiscal 1996, the Company funded approximately 54% of its aggregate research costs through the government research contract. The Company would like to continue to fund part of its research and development efforts through such contracts. However, there are no assurances that the Company will be successful in obtaining such contracts. The current DARPA contract was completed in the third quarter of fiscal 1997 and substantially all the revenue to be recognized in fiscal 1997 on the DARPA contract has been recognized.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

In July 1996, the Company sold a PanelPrinter to Micron Display Technology, Inc., an Idaho corporation ("MDT"). The first three payments, totaling $1,032 million were made on schedule. The remaining payments due under the sales contract were not made, and the Company pursued negotiations with MDT in November and December, 1996 and January, 1997, in an unsuccessful effort to obtain payment. On January 24, 1997, MDT filed a complaint in an Ada County, Idaho state court, alleging defects in the PanelPrinter and seeking damages in an amount exceeding $1.032 million, plus punitive damages and attorneys' fees. The Company received copies of the Idaho complaint on or about January 29, 1997, and expects to file responsive pleadings on or before February 18, 1997. On January 30, 1997 the Company filed a complaint against MDT in the United States District Court for the District of Massachusetts, seeking damages for breach of contract of $1.418 million, incidental damages, and multiple damages and attorneys' fees under Massachusetts General Laws chapter 93A. MDT acknowledged receipt of the summons and complaint with respect to the Massachusetts action of February 5, 1997.

The Company intends vigorously to prosecute its claims against MDT, and to defend MDT's claims against it.

Item 5. Other Information

Board of Directors:

One member of the Board has resigned due to his becoming and equity partner in a firm which restricts board participation in a "for profit" corporation.

Integrated Circuit Testing GmbH (ICT)

ICT was a joint venture owned by Siemens, Advantest, MRS Technology and a group of founding employees. On October 8, 1996 ICT was acquired by Opal for $4.5 million. Prior to the acquisition a business unit of ICT, Ebetech Electron-Beam Technology GmbH, was spun off forming a newly independent company located in Munich, Germany. Ebetech is engaged in the development and production of focused electron-beam test systems for flat panel displays (FPDs) and related circuits-on-glass electronics components.

ICT was a German company involved in the development and manufacture of products based on electron beam technology the Company owned 10% of ICT. Pursuant to a set of agreements, dated as of 19 October 1994, between ICT and the Company, the Company returned to ICT certain rights (the "Distribution Rights") to distribute test systems for Flat Panel Display ("FPD") and multichip module production to facilitate the spin out of this product line from ICT.

On October 8, 1996, ICT was acquired by Opal, for approximately $4.5 million. Prior to the acquisition, a business unit of ICT, EBETECH Electron-Beam Technology Gmbh ("EBETECH"), was spun off from ICT and became an independent company of which the Company owns 33%, Siemens AG owns 49% and EBETECH management owns 18%. In connection with the spin-off ICT transferred to EBETECH, with the Company's consent, all of ICT's rights and obligations relating to the Distribution Rights. EBETECH, which is located in Munich, Germany, is engaged in the development and production of focused-electron-beam test systems for FPDs and related circuits-on-glass electronics components.

Item 6. Exhibits and Reports on Form 8-K
     a. Exhibits
        Exhibit 17    Member, Board of Directors letter of resignation
        Exhibit 27.   Financial Data Schedule
        Exhibit 99.01 ICT/MRS Agreement Transfer of distribution rights
        Exhibit 99.02 Business Agreement MRS/ICT

     b. Reports on Form 8-K
        No reports have been filed on Form 8-K during this quarter.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, authorized officers.

                              MRS Technology, Inc.
Date: February 10, 1997       /s/Griffith L. Resor, III
                              Griffith L. Resor, III
                              President, CEO and Director
                              (Principal Executive Officer)

Date: February 10, 1997       /s/ Patricia F. DiIanni
                              Patricia F. DiIanni
                              Treasurer, Chief Financial Officer
                              (Principal Financial Officer)