Form 10-K
period 1997-03-31
MRS TECHNOLOGY INC
filed 1997-06-17
CIK 906768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Fiscal Year Ended March 31, 1997 Commission File Number 0-21908

MRS Technology, Inc.
(exact name of registrant as specified in its charter)

Massachusetts
(State or other jurisdiction of incorporation or organization)

04-2904966
(I.R.S. Employer Identification No.)

10 Elizabeth Drive, Chelmsford, MA         01824-4112
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (508) 250-0450 Effective September 1, 1997 area code will change to: (978)

Securities registered pursuant to Section 12(b) of the Act: None
Exchange on which securities are registered: NASDAQ
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

As of June 2, 1997, the aggregate market value of outstanding shares of the voting stock held by non-affiliates was $6,607,252.

As of June 2, 1997, 6,792,728 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on July 30, 1997 are incorporated by reference into Part III of this Report.

PART I
ITEM 1. BUSINESS

General

The Company manufactures and sells large-area, high-resolution photolithographic equipment for the production of giant integrated circuits or electronic devices, such as those used for active matrix liquid crystal displays (AMLCDs) and field emission displays (FEDs), two types of high-information content flat panel displays. The Company's innovative photolithographic system, the PanelPrinter (Trademark) (the PanelPrinter), is a "stitching-aligner" which images active circuit patterns and other microstructures, a critical step in both the AMLCD and FED production processes. The Company is one of three manufacturers of large-area, high-resolution, projection photolithographic systems for AMLCD production,and is the first such manufacturer for FED production.

AMLCD is the flat panel display (FPD) technology currently in commercial production which best combines rapid response rate, low power consumption, wide viewing angle and long lifetime while providing contrast, resolution and color quality that generally rivals the best cathode ray tubes (CRTs) and surpasses passive matrix displays. AMLCDs are now used in most color laptop and notebook computers, camcorder viewfinders and miniature color televisions. FED is an FPD technology currently in development that has attracted the most investment as an alternative to AMLCD technology. Management believes that, as the cost of manufacturing FPDs decreases, their performance advantages should result in their replacing passive matrix displays in many existing applications, such as laptop and notebook computers and hand-held video games, and should lead to the use of FPDs in new applications, such as video telephones, car navigation devices and hand-held computers. Management also believes that FPDs may ultimately replace CRTs in such products as personal computers, workstations and televisions.

The Company's PanelPrinter was specifically designed for the volume production of large-area, interconnected microstructures, such as giant integrated circuits or electronic devices. Through a variety of innovative motions and imaging technologies, controlled and integrated by the Company's proprietary software, the Company has addressed the production challenges of AMLCDs, the first high-volume application for large-area electronic devices. The PanelPrinter images highly accurate circuit patterns over large surface areas and aligns the patterns on successive layers at high productivity rates which enables volume production. The PanelPrinter's distinguishing features include a scaling capability, which detects, measures and compensates for substrate distortion, and an alignment capability which, using proprietary technology, stitches and overlays circuit images with submicron accuracy.
In addition, to minimize downtime and enhance throughput, the PanelPrinter offers ease-of-use features, such as set-up, self-calibration and user interface software, and employs frictionless motions systems and advanced diagnostics systems.

From inception through March 31, 1997, the Company sold more than 25 PanelPrinters. Customers include AT&T, the Sarnoff Corporation, EG&G, Electronics Research & Service Organization (funded by Taiwan government), Hitachi, Hosiden, IBM, Image Quest Technologies, Litton Systems Canada, OIS Optical Imaging Systems, Inc., PixTech, Inc. (previously Pixel International), Ricoh, Sony, Xerox, the University of Stuttgart and certain entities in Japan, Korea and the United States who have asked not to be identified. In addition, the Company has developed relationships with U.S. governmental agencies that have declared the strategic importance of developing FPD manufacturing technology.

From 1990 through March 31, 1997, the Company had received a total of $19.6 million in funding from the U.S. government through two contracts with Defense Advanced Research Projects Agency (DARPA) to develop a next-generation, large-area photolithographic system, as part of an ongoing program through which DARPA was fostering the commercial development in the United States of critical aspects of AMLCD manufacturing technology. The funding for this program was fully utilized in fiscal 1997. The development effort for the product contemplated by these contracts is incomplete, but certain parts of the technology developed are now being integrated into the company's existing product line. The result of this will be a machine architecture significantly easier to scale up to meet the demands for increasingly larger substrates and machine productivity.

The Company was incorporated under the laws of the Commonwealth of Massachusetts in February 1986. Its executive offices are located at 10 Elizabeth Drive, Chelmsford, Massachusetts 01824 and its telephone number is
(508) 250-0450.  (Effective September 1, 1997 area code will change to 978.)

Flat Panel Displays

Although CRTs remain the dominant visual display screen technology, FPDs have emerged as an attractive alternative. Because of differences in design and construction, FPDs offer certain advantages over CRTs, including minimal screen depth, lower power consumption, lighter weight and lower radiation emissions. A typical 14-inch color CRT monitor is approximately 12 inches deep and weighs approximately 20 pounds; a typical 15-inch FPD is less than one inch deep and weighs four to five pounds.

There are a number of FPD technologies, including AMLCDs, passive matrix LCDs, displays based on crystalline silicon devices, "passive-active" devices, thin-film electroluminescent displays, plasma displays, FEDs (also known as microtip fluorescent displays) and a number of experimental technologies. To date, AMLCD is the FPD technology which has attracted the largest amount of capital invested in manufacturing capacity. Although AMLCDs are currently more expensive than comparably sized CRTs and current passive matrix displays, AMLCD manufacturing costs have declined steadily in recent years.

AMLCD Technology

An AMLCD screen is a "sandwich" consisting of, from front to back, a polarizer, color filters, liquid crystal solution, a circuit plate, a second polarizer and a light source.

The circuit plate is a critical component of an AMLCD. It is a matrix of rows and columns of circuit lines the intersections of which create picture elements or "pixels". Each pixel is actively controlled by its own thin film transistor -- hence, an "active matrix". To produce an image, ordinary white light from the screen's light source passes through a polarizing filter, then through the pixels in the circuit plate. Each pixel is positioned under a red, green or blue color filter. Pixels and their corresponding filters are typically grouped in triads of red, green and blue, producing a vivid and clear display with a broad range of colors.

FED Technology

Instead of transistors, FEDs require a different microstructure, microtips, which emit electrons to excite a phosphor material, generating light and, with controllable driver circuitry, viewable images. The basic steps in microtip construction are as follows. Microscopic holes are precisely imaged on the top layer of material on a glass substrate. These holes allow the controlled etching of cavities or wells in the material beneath the top layer. The etching leaves circular patterns on the surface of the third layer of materials. These circles become the bases of cones grown inside the wells by a process of metal deposition. When electrically charged, the tips of the cones emit electrons which strike a phospor material deposited on a separate glass substrate. A single pixel or subpixel in a display may consist of several hundred such microtip structures.

Manufacturing Technology

In the context of electronics manufacturing, photolithography provides accurate and precise imaging by replicating detailed patterns from master artwork sources onto successive layers of conductive, semiconductive and insulating materials to form microstructures, such as transistors, diodes, resistors, connecting lines and holes, all intended to result in a product which performs specific functions, most often involving the sensing, storing, transmitting, processing or displaying of information. This multi-layer production process is used to manufacture integrated circuits which contain large numbers of microstructures and the patterns which connect them. The layers are built up one by one on a substrate base. For AMLCDs the first layer, a material such as indium tin oxide, a transparent metal, is applied to the substrate. Next, a coating of light-sensitive photoresist chemical is applied. A series of master patterns is then successively imaged onto the photoresist by a photolithography system, using a projection lens and an illuminator. Each pattern exposed onto the photoresist is then developed and etched. Developing removes the exposed photoresist pattern, while unexposed photoresist remains. Through a chemical process, etching then removes the metal layer in the exposed area, leaving the pattern replicated from the master artwork. For the second layer, an insulating material, such as silicon nitride, is applied on top of the previous layer. Again, a coating of photoresist is added and the plate is exposed, developed and etched. These steps are typically repeated several times, or as many times as there are layers in the process. The size, shape and electrical property of each material remnant, and the order in which they have been layered into the microstructure, determine the functionality of the microstructure. If the structure is a transistor (the most common structure in ICs), it functions by responding to signals from the display driver circuitry. In AMLCDs, the transistor is a switch which controls the amount of light coming through a specific pixel or subpixel in a display.

For each layer in the process, the substrate moves through a production line, with each item of equipment in the line performing one or more of the fabrication steps. A typical line includes deposition equipment to apply thin-film layers, photoresist equipment to apply coatings of photoresist, a photolithographic system to image patterns in each layer of material and other equipment to perform the development, etching and inspection steps. In a single production line, the substrate must pass through all production steps as many times as there are layers. For volume production, one production line, including one photolithographic system, is dedicated to each layer. A manufacturing facility could thus require a total of five to seven production lines, each including a photolithographic system. At present, prices of photolithographic systems generally range from $2.0 to $4.0 million and each production line is likely to cost $10 to $15 million, in addition to the expense of building a fabrication facility to specification with required clean rooms.

There are two principal methods that large-area photolithography systems use to create microscopic images. One method, used by systems such as the Company's PanelPrinter, is called "stitching". Systems using this method are called "stitching aligners". In the stitching process, the substrate is placed upon a stage or platform in the machine. Using a master pattern placed on quartz, called a reticle, within the system's camera, a circuit or other pattern is printed photographically onto a small section of substrate. The system then "steps" to an adjacent area of the substrate and prints another image. The images must be accurately aligned so that they are "stitched" together without visible seams. The other method of creating large-area microscopic images, in which the image is continuously scanned across a substrate, is called "scanning". Largely because of technical difficulties in focusing a large image, scanning does not at present produce high quality display screens as large as those produced by stitching technology.

Precise coordination of machine systems is necessary to achieve the accuracy required to stitch adjacent images and overlay the various layers of a large area integrated circuit. Stitching alignment, the alignment of adjacent images on a single circuit layer, requires printing accuracy to three-quarters of a micron while overlay alignment, the alignment of images on successive layers, requires accuracy to one-half to one-tenth of a micron. The technological challenges of stitching alignment and overlay alignment are made even more complicated by the distortion in substrate shape that can occur as a result of temperature changes during the production process. In addition, photolithographic systems must operate with sufficient speed to make volume production of FPDs possible.

The Company's Technology

Since its organization in 1986, the Company has devoted its capital and research and development resources to the design and manufacture of a photolithographic system that meets the technological challenges faced by FPD manufacturers. Management believes that the PanelPrinter's innovative motions, scaling and software capabilities are technologically more advanced than those of any other photolithographic system now available for the manufacture of FPDs. The Company focuses on the following system features:

* Alignment -- Using an innovative combination of a Company-designed vision system with proprietary algorithms and proprietary motions software, the PanelPrinter stitches and overlays circuit plate images with sub-micron accuracy.

* Scalability -- By detecting and measuring microscopic distortion in substrate shape, the Company's system compensates for distortion by adjusting the image projected on the circuit plate.

* Ease of Use and Flexibility -- By employing proprietary set-up, self-calibration and user interface software, the PanelPrinter simplifies the set-up, testing, imaging and resetting processes thereby improving productivity.

* Reliability/Ease of Maintenance -- Designed to employ low-friction air bearings and advanced diagnostic capabilities -- both on-site and from remote locations -- the Company's system minimizes downtime and enhances throughput capability.

Alignment. Accurate measurement is critical to precise image stitching -- the side-by-side positioning of images on a layer -- and overlay -- the accurate superimposition of images on successive layers. The PanelPrinter uses laser interferometry to accurately measure and control the position of the substrate, and a Company-designed vision system with proprietary algorithms to precisely measure the location of alignment mark images on the substrate. The PanelPrinter's job execution software compares the location of the measured marks to reference marks stored in the system computer. The results are then translated by the software and used to correct the position of the stage and camera hardware to bring the substrate into accurate "alignment" with the system.

Scalability.   Substrates tend to distort when subjected to high temperatures used during the FPD production process. The Company's system addresses the need to compensate for such distortion by employing a scalability feature. Measurement data taken during the alignment process is used to determine the substrate shape changes. The PanelPrinter's job execution software compensates for these changes by "scaling" the stepping motions of the stage, and by adjusting the magnification of the projected image. These corrections optimize the size, shape and position accuracy of the projected image over the underlying, previously exposed image.

Ease of Use and Flexibility. The complexity inherent in operating a photolithographic system makes ease of use and flexibility particularly desirable to customers. The PanelPrinter's software incorporates advanced computer graphics and flexible, simple user interfaces to set up and carry out machine instructions. The software facilitates the production of a variety of AMLCD types and sizes and is intended to improve productivity.

The system's measurements and correction software provides rapid set-up and self-calibration routines. A number of tests, including statistical analyses, can be run to verify system performance. This software, among other functions, calibrates the position of one lens relative to another and enables automatic adjustment of image positioning. This self-calibration routine eliminates the need to expose and develop test substrates and reduces setup time from the hours generally required by mechanical means to under ten minutes.

The Company's PanelCAD (Trademark) software leads the user through a graphical, step-by-step process of electing patterns and their appropriate printing sequence. Once a job execution program is entered into the system, it can be initiated with a single touch-panel command. The PanelPrinter also provides its operator with access to extensive, on-line interactive manuals, which are customized for specific machine configurations and periodically updated. Moreover, multiple users can access the PanelPrinter from remote terminals outside the clean room in which the system is located.

Reliability/Ease of Maintenance. The Company's PanelPrinter was designed for long production runs with minimal downtime. Using air bearings and linear motors, the PanelPrinter's technological innovations significantly diminish friction and wear. Moreover, the Company's system provides users with on-line diagnostics for continuous monitoring of system conditions. The system's diagnostic capability is enhanced through video tutorials used to isolate and analyze production anomalies. In addition, the Company's engineers can access data from remote locations. Customers can also access the PanelPrinter for service from remote locations, including from outside the clean room. For example, a customer in Japan experiencing difficulty in aligning a new process layer would be able to interface with the Company's technical staff via modem to access real-time support. Company technicians could then direct the system to transmit circuit plate images, and analyze them to provide a quick solution.

The electronic imaging display industry is characterized by rapid and significant technological advances. The Company's success is therefore dependent upon its ability to maintain the PanelPrinter's technological competitiveness and to respond to changes in customer requirements. There can be no assurance that the Company's direct or indirect competitors will not succeed in developing new technologies or improvements to existing technologies which could render the Company's technology or the PanelPrinter less competitive or obsolete.



Customers and Marketing

Customers use photolithographic systems such as the Company's PanelPrinter for commercial and research purposes. Commercial customers include manufacturers of electronic products that incorporate FPDs. For a variety of reasons, including quality control and a desire to insure uninterrupted supply, these manufacturers have sought to develop in-house FPD manufacturing capability. Commercial customers also include OEMs that seek to manufacture and sell FPDs as individual components.

The Company is focusing its marketing efforts on companies that make or use most FPDs today: computer and workstation manufacturers, telecommunications companies and manufacturers of electronic toys and games. The Company believes that these users, in order to ensure that their own FPD needs are fulfilled, may build manufacturing facilities, separately or through the formation of alliances or consortiums with other users. The establishment of an FPD production facility requires significant capital investment and entails lead times of two years or more. A single-line factory to manufacture AMLCDs on a commercial basis would likely require a capital investment of approximately $100 million, and a multiple-line AMLCD factory would likely require a capital investment of approximately $250 to $600 million.

Because of the capital and technological requirements for entering the FPD market, there are a limited number of potential customers for the Company's PanelPrinter. As a result, the decision by any potential customer not to purchase a PanelPrinter would increase the likelihood of an adverse effect on the Company's results of operations. Of the limited number of potential customers, the majority are located outside the United States, principally in Japan and Korea. The Company's ability to compete effectively in the Japanese and Korean markets may be limited by its small size, its geographic location and its selection of regional representatives. The Company's results of operations may be adversely affected by difficult economic and market conditions in these regions. The Company's international activities are also subject to risks common to foreign activities, such as governmental regulation, political and economic instability and trade barriers. Failure of the Company to compete effectively in Japan or Korea would have a material adverse effect on the Company.

In North America, the Company sells directly to customers through the efforts of its marketing and sales staff and through relationships that its management have with customers throughout the industry. Overseas, in addition to its efforts to sell directly, the Company uses distributors and foreign sales representatives to sell its product. The Company's current distributor and representative relationships for major markets are as follows: Taesan Engineering Co., Ltd. (Korea); Ampoc Far East Co., Ltd. (Taiwan); ANERIC Enterprise PTE. LTD., (Singapore); A.V.B.A. Engineers, Ltd.,(Israel); Fougere Conseil, (France). The Company remains involved in the marketing process by providing executive direction and technical assistance.

The Company believes that cooperation with the U.S. government is an important factor in achieving technological leadership in the FPD manufacturing equipment industry. The U.S. government has declared the strategic importance of developing display technologies, and in particular, AMLCD and FED technology.

In 1990, the Company obtained a $1.0 million research contract from ARPA to determine the feasibility of constructing a photolithographic system with enhanced throughput for manufacturing FPDs. Upon the conclusion of that contract in 1992, the Company was awarded a further ARPA contract to construct a prototype of a next-generation photolithographic system (the Contract) which could provide up to $19.2 million, subject to annual renewals and funds allocation, over a five-year period. Under the Contract, the U.S. government generally has limited rights to use certain critical technical data and computer software developed by the Company and has broader, generally unlimited rights to use certain other technical data and computer software. Certain amendments and extensions of the Contract have been negotiated, but ARPA retains the right to terminate the Contract for convenience and the agencies of the U.S. government could reduce or eliminate its support for these technologies.

Products

The PanelPrinter features an optical projection system, a high-speed, laser-metered substrate stage, an automated reticle handler and a sophisticated substrate alignment system, all integrated with the Company's proprietary software. For certain applications, the PanelPrinter currently is capable of an hourly throughput rate of up to 80 large-area substrates.

The Company offers both single and dual camera optical systems with several projection lens options. In the Company's patented dual camera system, each camera lens offers 2X reduction and an 80 millimeter image field, insuring equally sharp detail at the edges of the image as in the center of the lens field. Two cameras increase throughput by simultaneously exposing two images on the substrate. The PanelPrinter includes as a standard feature a reticle library, with storage for 38 reticles, reducing the time required in changing reticle patterns for exposure.

The Company's high-speed substrate handling system moves the substrate through the PanelPrinter. One available option is an automatic substrate loading and unloading system. The substrate handler is designed for maximum flexibility, by accommodating many different substrate sizes and thicknesses. Linear induction motors, controlled by laser measurement systems, effect highly accurate stage movement. Substrate handler pre-alignment and movement throughout the photolithography process is made more accurate through the use of air bearings, as well as a vibration isolation and dampening system supporting a solid granite base. The substrate handling system also permits easy interface to other production line equipment. A Class 10 environmental enclosure chamber controls temperature and reduces particulate contamination, thereby increasing production yields.

The Company's software enhances productivity. The Company's job setup software -- PanelCAD(Trademark) -- uses a graphical interface rather than complicated programming language, to set up and edit jobs. PanelCAL (Trademark) -- the Company's automatic calibration software -- allows the user to constantly monitor imaging performance without the need for test substrates, off-line measurements or manual mechanical adjustments. The Company's PanelSCALE (Trademark) software allows for automatic adjustment for process-induced substrate distortions. The PanelPrinter's automatic measurement and topography software adjusts stage and camera positioning to maximize stitching and overlay accuracy.

During fiscal 1997, the Company's installed base increased and customers which were no longer under warranty arrangements increased. Therefore, the Company began to focus its efforts on increasing its service capabilities to its installed base. As a result, the Company has increased its service revenues and is working to further develop this business to generate additional profits in the future.

Operations

The Company operates primarily as an assembly, test and systems integration company. Almost all components of the PanelPrinter are either manufactured by others as custom components or are standard electronic components purchased from major manufacturers or distributors. The Company generally builds PanelPrinters to order and lead times can be up to nine months.

The manufacturing process for the PanelPrinter has two stages. The first stage is assembly. Because the Company purchases most of the system components, the Company performs little processing of raw materials. The major components that make up the assembly of a PanelPrinter are the main projection lens, illuminator, environmental chamber, granite base, stage, air bearings, laser systems, boards and plate handlers. Following assembly, testing and integration of the system, the second stage of the process begins. At this point, the system software is installed and trial panels are manufactured to ensure that lens assembly and stage motions are coordinated.

The Company generally orders individual components from a single or a limited group of suppliers in order to assure quality and obtain quantity discounts. The Company believes that, with the possible exception of the main projection lens, it could find alternate sources for all components and subassemblies of the PanelPrinter without significant disruption in its production schedule. The lead times for major components range from three to four months for the stage and up to nine months for the lenses. Without incurring significant additional cost, the Company has been able to shorten the lead time for lenses to three months by pre-ordering the glass used to make the lenses. To date, the Company has not experienced any material delays in production due to component unavailability or delay. Nonetheless, termination or disruption of supplies from these sources could result in production delays, reductions in PanelPrinter shipments or increased costs that would have an adverse effect on the Company's operations. While the Company is exploring ways to reduce its dependence on these sole and limited-source suppliers, there can be no assurance that the Company will be successful in doing so.

While many of the components of the PanelPrinter are available from a variety of outside vendors, the main projection lens is available only from a limited number of sources. Management believes that a total of four or five companies worldwide have the ability to manufacture lenses of the quality used in the PanelPrinter. Two of these manufacturers, Nikon and Canon, are direct competitors of the Company. To date, substantially all of the Company's lenses have been provided by Tropel, a precision optics and metrology products manufacturer. Although an alternative source for PanelPrinter lenses would likely require at least 24 months to produce a lens to the Company's specifications, the Company has established relationships with other lens manufacturers. Management believes that it has on hand or on order sufficient lenses to meet the Company's projected requirements through fiscal 1998. The Company continues to investigate other potential sources of lenses.

Competition

The PanelPrinter's market is intensely competitive and subject to rapid technological change. The Company competes directly with two other major manufacturers of large-area projection photolithographic systems, Nikon and Canon. The Company also faces indirect competition because AMLCD and FED technologies have actual and potential competitors in other display technologies.

There are a number of bases on which manufacturers of photolithographic systems compete. The relative importance of these varies depending on whether the system is being purchased for use in a research environment or for use in a volume production environment. In the research environment, the most important competitive factors are technical performance (including the size of screen produced and its quality), reliability and technical features (including scaling, motions technology and systems integration). In the volume production environment, the critical competitive factors are throughput, reliability, long-term relationship with the manufacturer, technical performance and the manufacturer's reputation and financial stability.

While precise statistics are not available, the Company believes that Nikon is the industry's market leader, with the largest installed base of large-area photolithographic machines used in the manufacture of AMLCDs. At present, most AMLCD production takes place in Japan, and Nikon is the primary source for photolithographic systems in the Japanese market. Nikon regularly announces new features for its line of photolithography machines. The Company's other major competitor is Canon. Both Nikon and Canon have much greater financial resources, broader product lines and greater customer service capability than the Company. Additionally, they are located in a major market area and have larger, more established customer bases.

It is possible that, in addition to Nikon and Canon, other manufacturers of photolithographic systems for large-area AMLCDs will emerge. However, the combination of optical, mechanical, electrical and software engineering skills required to produce photolithographic systems, and the time required to develop and produce a commercially viable system, have limited the number of companies committed to developing such systems.

The Company also expects that other FPD technologies will emerge to compete with AMLCDs. These technologies may or may not require large-area, high-resolution photolithographic systems such as the PanelPrinter. In addition, the Company expects to see further developments in existing display technologies such as CRTs and passive matrix displays, which also compete with AMLCDs.

Research and Development

Photolithographic equipment design requires the cooperation and management of four distinct engineering disciplines: electrical, mechanical, optical and software. As of March 31, 1997, of the Company's 15 engineers, 3 are administrative, 2 are electrical engineers, 4 opto-mechanical, 6 software. The Company's primary research focus is the design and development of enhancements to its PanelPrinter.

In the fiscal years ended March 31, 1995, 1996 and 1997, the Company incurred aggregate research and development costs of $6.2 million, $4.9 million and $3.5 million, respectively. Those costs include $4.3 million, $2.6 million and $0.5 million, respectively, allocable to research contracts in these periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Intellectual Property and Proprietary Technology

The Company believes that it would be difficult to reproduce the accumulated know-how embodied in the PanelPrinter and that this is its primary source of protection. The Company believes that copying the basic motions system of the PanelPrinter would involve a considerable amount of research into the use of air bearings and linear motors. Similarly, the Company believes that its software, which is central to both its motions and throughput technology, would be difficult to duplicate without access to the source code. However, there can be no assurance that the Company's accumulated know-how could not be reproduced, or that its intellectual property and proprietary rights are adequately protected or can be adequately policed. There may also be pending or issued patents of which the Company is not aware which the Company might be required to license or to challenge at possible considerable expense to the Company. There can be no assurance that any such license would be available on acceptable terms, if at all, or that the Company would prevail in any such challenge.

The Company also relies on a combination of patents and confidentiality agreements. The Company holds four patents in the United States relating to optical alignment within the photolithographic and precision motion systems. The Company currently has a total of seven patent applications pending, five in the United States and two overseas.

Employees

As of March 31, 1997, the Company had 48 employees, of whom 15 are employed primarily in research and development, 18 are employed in manufacturing and customer support, 4 are employed in sales and marketing, and 11 are employed in general and administrative functions. The Company has historically not encountered difficulties with its employees and turnover has primarily been associated with workforce reductions taken by the Company. The Company is highly dependent on certain management and technical employees in such critical areas as the development of hardware, software and motions and imaging technology. The loss of any such personnel could have a material adverse effect on the operations of the Company, and there is no assurance that the Company will be able to retain such personnel.

Backlog

Backlog at March 31, 1997 was $1.5 million as compared with $2.2 million at March 31, 1996. The Company includes in backlog only those orders for product shipments and contract billings for which a confirmed order has been received at the date at which the backlog is computed. Backlog for which delivery had been specified within twelve months at March 31, 1997 and March 31, 1996 was $1.5 million and $2.1 million. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential delays in product shipments and contract performance, the Company's backlog as of any particular date may not be representative of revenues for any succeeding period.

ITEM 2.  PROPERTIES

The Company leases 45,319 square feet of space in its sole manufacturing and research facility, located at 10 Elizabeth Drive in Chelmsford, Massachusetts. The Chelmsford facility is also the Company's headquarters. Management believes that existing space, space under option and space otherwise available is adequate to support Company operations through fiscal 1998.

ITEM 3.  LEGAL PROCEEDINGS

On January 24, 1997, Micron Display Technology, Inc. ("Micron Display") brought suit against the Company in state court in Ada County, Idaho, alleging in five counts breach of contract, breach of implied warranties, and breach of express warranties, in connection with a Model 5200 PanelPrinter (the "PanelPrinter") which the Company alleges Micron Display purchased from the Company in 1996. On January 30, 1997, the Company filed an action against Micron Display in the United States District Court for the District of Massachusetts, alleging in two counts breach of contract and violation of M.G.L. c.93A, in connection with Micron Display's nonpayment for the PanelPrinter.

On February 14, 1997, the Company removed the action filed by Micron Display from the Idaho state court to the United States District Court for the District of Idaho, sitting in Boise, Idaho, answered Micron Display's complaint, counterclaimed for breach of contract and violation of M.G.L. c. 93A, and moved to transfer venue to Massachusetts.

On March 11, 1997, Micron Display filed a motion to dismiss the Massachusetts action, or in the alternative, to transfer venue therein to Idaho.

On April 17, 1997, the Company filed a motion in the Idaho action seeking a preliminary injunction that would prohibit Micron Display from interfering with the Company's efforts to repossess the PanelPrinter and offer it for sale to another customer, with the proceeds of such sale to be placed in an escrow account pending resolution of the lawsuit. The Idaho court held a hearing on the Company's motions to transfer venue and for preliminary injunction on May 23, 1997. The court indicated that the Company's motions to transfer would be denied, and took the motion for preliminary injunction under advisement.

The Massachusetts court has not yet ruled on Micron Display's motion to dismiss or transfer the Company's Massachusetts case. It is expected that the Massachusetts action will be dismissed following the entry of the Idaho court's written order denying transfer of that case to Massachusetts.

The parties dispute which documents constitute the contract between them. Further, Micron Display alleges, among other things, that the PanelPrinter failed to meet certain performance specifications contained in what it contends constituted the contract, and that, as a consequence, it is entitled to the return of its $1.0 million deposit, and the conversion of the parties relationship to a lease of the PanelPrinter, or a PanelPrinter of like quality. MRS maintains that other documents constitute the contract, pursuant to which there was no right to convert the relationship to a lease, and further denies that the PanelPrinter failed to meet specifications set forth in the document cited by Micron Display. MRS seeks approximately $1.4 million as the unpaid balance of the contract price, and further remedies under the Massachusetts Unfair Business Practices Act. No court has as yet ruled on the substantive merits of the claims asserted by the parties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

Executive Officers of the Registrant

Name                       Age     Position with the Company
----------------------     ---     -------------------------
Griffith L. Resor, III     56      President and Director
Patricia F. DiIanni        53      Chief Financial Officer
John L. Steele, Jr.        55      Vice President, Secretary and General
                                   Counsel

Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors or until their successors are duly elected and qualified. There are no family relationships among any of the directors or executive officers of the Company.

GRIFFITH L. RESOR III, President and Director. Mr. Resor, a founder of the Company, has served as President and a director of the Company since its organization in February 1986. Prior to the Company's formation, Mr. Resor was Vice President and General Manager for new products at GCA Corporation, a manufacturer of photolithographic equipment for the integrated circuit industry. Mr. Resor received a B.S. in physics from Yale University and a M.B.A. from Harvard University.

PATRICIA F. DIIANNI, Chief Financial Officer. Ms. DiIanni has served as Chief Financial Officer since July, 1996 and prior to that as Controller of the Company from June, 1993. From November of 1991 to May 1993, Ms. DiIanni was employed by Symbolics, Inc., a manufacturer of computers and software for artificial intelligence, most recently as Manager, Treasury and Financial Planning and Analysis. From 1961 to November 1991, Ms. DiIanni was employed by GenRad, Inc., a manufacturer of automatic testing equipment, where she held a variety of financial positions, including Manager, Worldwide Planning and Analysis from 1990 to November 1991.

JOHN L. STEELE, JR., Vice President, Secretary and General Counsel. Mr. Steele, a founder of the Company, has served as Vice President, Secretary and General Counsel since March 1993. Prior to March 1993, he had served as Vice President, Administration since the Company's organization in February 1986. Prior to the Company's formation, Mr. Steele was the Secretary and General Counsel of GenRad, Inc., a manufacturer of automatic testing equipment. Mr. Steele received an A.B. from Dartmouth College and a J.D. from Suffolk University.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

Stock Market Information

The Company's Common Stock began trading on the NASDAQ National Market System on July 23, 1993. The following table sets forth the high and low closing prices per share of Common Stock as reported on the NASDAQ National Market System for the periods indicated.

                            Fiscal Year 1996          Fiscal Year 1997
                            ----------------          ----------------
                              High    Low                High    Low
                              ----    ---                ----    ---
First Quarter               $7.000   $4.750            $6.000   $3.563
Second Quarter              $6.625   $4.875            $3.875   $2.375
Third Quarter               $5.000   $2.875            $3.250   $1.813
Fourth Quarter              $6.000   $3.000            $3.000   $1.250

Holders

As of June 2, 1997, there were 124 stockholders of record of the Company's Common Stock, and the estimated number of beneficial owners of such stock on such date was 2,500.

Dividends

The Company has never paid dividends on its Common Stock and has no present plans to do so.

(b)  Supplementary Data

                Quarterly Financial Information (Unaudited)
                 (In thousands, except per share amounts)

                               First    Second    Third     Fourth    Year
                               -----    ------    -----     ------    ----
Year ended March 31, 1997
Total revenues                 $1,711   $3,487    $1,588    $  355    $7,141
Gross profit                      216      786       150      (115)    1,037

Net income (loss)              (1,280)    (595)   (1,374)      118    (3,131)
Net income (loss) per share     (0.19)   (0.09)    (0.20)     0.02     (0.47)

Year ended March 31, 1996
Total revenues                 $5,273   $2,290    $1,727    $1,267    $10,557
Gross profit                    1,856       34       149    (1,762)       277

Net income (loss)                 335   (1,267)   (1,264)   (7,745)    (9,941)
Net income (loss) per share      0.05    (0.19)    (0.19)    (1.19)    (1.52)




























ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following table contains certain selected consolidated financial information and is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                       Year ended March 31,
                                1993       1994     1995       1996      1997
                                ----       ----     ----       ----      ----
Statement of Operations Data:
Revenues
  Product                    $ 7,838    $ 7,607  $16,897    $ 7,699   $6,562
  Contract Research            3,731      7,586    5,501      2,858      579
                             -------    -------  -------    -------   ------
    Total revenues            11,569     15,193   22,398     10,557    7,141

Cost of revenues
  Product                      5,961      4,496   10,893      7,389    5,525
  Contract Research            3,118      7,171    5,337      2,891      579
                             -------    -------  -------    -------   ------
    Total cost of revenues     9,079     11,667   16,230     10,280    6,104

Gross profit                   2,490      3,526    6,168        277    1,037

Operating expenses
  Research and development(1)    528        727    1,945      2,279    3,042
  Selling, general and
   administrative                801      1,379    2,862      3,715    2,944
  Other charges                    -          -        -      4,469        -
                             -------    -------  -------    -------   ------
Income (loss) from operations  1,161      1,420    1,361   (10,186)   (4,949)

Other income (expense), net      (16)       228      347       245     1,819

Income before provision for
 income taxes                  1,145      1,648    1,708    (9,941)   (3,130)

Provision for income taxes         -         62       72         -         -
                              ------      ------  ------   -------    -------
Net income (loss)            $ 1,145    $ 1,586  $ 1,636  ($ 9,941)  ($3,130)
                             =======    =======  =======   ========  ========
Net income (loss)
per share (2)                  $0.28      $0.26    $0.24    ($1.52)   ($0.47)
Weighted average common and
 common equivalent shares
 outstanding                   4,133      6,146    6,952     6,550     6,717

Balance Sheet Data:             1993       1994     1995      1996      1997
                                ----       ----     ----      ----      ----
Cash and cash equivalents       $  493  $12,147    $ 8,340   $ 4,218   $ 3,291
Working capital                  2,338   18,776     18,174    10,097    10,130
Total assets                     6,703   24,104     26,993    16,301    13,428
Long-term debt                     122       17         15        11     1,000
Stockholders' equity             4,662   20,788     22,600    12,864     9,870

(1) Net of R&D spending allocated to cost of contract research.
(2) Net income (loss) per share for fiscal 1993 was calculated in accordance with the Securities and Exchange Commissions Staff Accounting Bulletin (SAB No. 83).

ITEM 7. MANAGEMENT'S DISSCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 ("the Act") provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Act. Certain information contained herein, particularly the information appearing under the headings "Business Development," "Results of Operations," "Liquidity and Capital Resources" and "Factors Affecting Future Results" are forward-looking. Information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appear together with such statement, and/or elsewhere herein. The Company assumes no obligation to update the information contained herein.

Business Development

During fiscal 1997, demand for the Company's products continued to decline due to over capacity in certain active matrix liquid crystal display (AMLCD) markets. The Company still, at the start of fiscal 1997, expected a slight improvement in product sales as the Company had prospects principally in Asia, and to a lesser extent the U.S., that planned to purchase tools for R&D and pilot AMLCD lines. Existing orders were shipped as planned, however, the collapse of the dynamic random access memory (DRAM) prices in the Company's second fiscal quarter of fiscal 1997 resulted in customers and prospects in Asia delaying upgrades and the purchase of new machines.

During the third quarter of fiscal 1997 the Company shipped a PanelPrinter, however, customer acceptance has not been completed and, as a result, the Company did not recognize revenue on the system in fiscal 1997. Subsequently the customer commenced legal action against the Company which has resulted in a delay in revenue recognition and remaining payments for the system shipped. See Item 3. Legal Proceedings and Note F to the Consolidated Financial Statements.

In January of 1997 the Company determined that it could no longer sustain its current level of expenses and that it would need to take aggressive actions to preserve its ability to operate successfully in the near-term. The Company terminated 35% of its employees and terminated or deferred long term research projects so that it could refocus on its core PanelPrinter business.

During the third and fourth quarter, respectively, of fiscal 1997 the Company sold its interests in Integrated Circuit Testing GmbH (ICT) and EBETECH Electron-Beam Technology GmbH (EBETECH) as a part of this refocusing resulting in additional liquidity and other income for fiscal 1997.

RESULTS OF OPERATIONS
FISCAL YEARS 1997 AND 1996

Product revenues decreased 33% from $7.7 million in fiscal 1996 to $5.2 million in fiscal 1997. This decrease is attributable to the sale of two new PanelPrinters in fiscal 1996 versus the sale of one new PanelPrinter in fiscal 1997. Fiscal 1996 also had significant product revenues from a substantial amount of work to rebuild and re-validate PanelPrinters previously sold to one customer as a result of fire damage in their facility compared to fiscal 1997 which included a lens upgrade and the sale of a PanelPrinter previously held for lease which reflected lower selling prices.

Service and support revenues grew during fiscal 1997 to $1.4 million or 19% of total revenues from approximately 8% of total revenues in fiscal 1996 and 2% of total revenues in fiscal 1995. As the number of machines in the field now off warranty increased the need for both service contracts and replacement, spare and consumable parts has grown significantly making this business a growing part of the Company's total revenues.

Contract research revenues decreased 80% from $2.9 million in fiscal 1996 to $0.6 million in fiscal 1997 due to the Company reaching the end of its contract with DARPA during the year. The current year activity with DARPA was recognized under the final phase of a $19.2 million contract which was originally awarded in February of 1992. This contract was converted during fiscal 1996 to a fixed price contract with no additional fee to be billed.

Cost of product revenues decreased 46% from $7.4 million in fiscal 1996 to $4.0 million in fiscal 1997. The decrease was due to charges taken in fiscal 1996 to reduce the value of inventory as a result of the decline in revenue and backlog offset by higher under absorption of manufacturing costs in fiscal 1997 resulting from lower production levels.

Cost of service revenue is made up of the service departments expenses, both locally and in Japan material costs and travel expenses.

Cost of contract research revenue decreased 80% from $2.9 million in fiscal 1996 to $0.6 million in fiscal 1997 due to the decrease in revenue.

Product gross profit increased 267% from $0.3 million in fiscal 1996 to $1.1 million in fiscal 1997. The increase is due to the inventory charges taken in fiscal 1996, offset by underabsorption in fiscal 1997. In addition, the fiscal 1996 costs reflected costs of full systems and low margin revenues associated with revalidating damaged customer owned PanelPrinters compared to higher margin upgrades and previously leased equipment.

Contract research gross profit was relatively flat in fiscal 1997 compared to fiscal 1996 due to the change to a fixed price no fee contract early fiscal 1996.

Research and development expenses increased from $2.3 million in fiscal 1996 to $3.0 million in fiscal 1997 or 34%. This increase is due to the decreased work on the DARPA contract resulting in a lower absorption of labor and overhead costs. Costs before the absorption of DARPA costs dropped from $4.9 million in fiscal 1996 to $3.5 million in fiscal 1997 or 29% as a result of lower costs across all expense categories resulting from employment actions taken in January 1997.

Selling, general and administrative expenses (net of allocation to cost of contract research) decreased $0.8 million from $3.7 million in fiscal 1996 to $2.9 million in fiscal 1997 or 22%. This reduction in expense levels is the result of generally lower expenses across all expense categories in both Administration and Sales and Marketing being partially offset by higher patent cost activity and consulting expenses.

Other income for fiscal 1997 reflects a gain on the sale of the Company's interests in ICT. During fiscal 1997, a portion of ICT business was spun-off to form EBETECH, a separate corporation owned by MRS, Siemens AG (Siemens) and a group of other investors. ICT was sold to Opal in October, 1996, and EBETECH was sold to Etec Systems, Inc. (ETEC) in March, 1997. MRS received $2.5 million from these sales resulting in a gain of $1.7 million.

Under the terms of the sale of MRS' interest in EBETECH, MRS may receive an additional $175,000 upon the conclusion of an indemnification period which
ends in December 1997.  The gain does not reflect this amount.   See Note I in
Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS
FISCAL YEARS 1996 AND 1995

Product revenues decreased 54% from $16.9 million in fiscal 1995 to $7.7 million in fiscal 1996. This decrease resulted from the sale of eight PanelPrinters in fiscal 1995 versus the sale of two PanelPrinters in fiscal 1996. Twenty-seven percent of fiscal 1996 product revenues represented revenues derived from a substantial amount of work to rebuild and re-validate PanelPrinters previously sold to one customer, as a result of fire damage in their facility. In fiscal 1996, many prospective customers, especially those who primarily produce semiconductors, deferred PanelPrinter purchasing decisions.

Contract research revenues decreased 48% from $5.5 million in fiscal 1995 to $2.9 million in fiscal 1996 due to reduced efforts on the DARPA project with most of the material having already been purchased. The activity with DARPA was recognized under the final phase of a $19.2 million contract which was originally awarded in February 1992 and most recently increased by a contract modification of $1.6 million in August of 1995, which extended through October, 1996. This contract was converted during fiscal 1996 to a fixed price contract with no additional fee to be billed.

Cost of product revenues decreased 32% from $10.9 million in fiscal 1995 to $7.4 million in fiscal 1996. This decrease was attributable to the lower volume of PanelPrinter sales in fiscal 1996 versus fiscal 1995. This decrease was partially offset by additional charges taken to reduce the value of inventory as a result of the decline in revenue and backlog at March 31, 1996.

Cost of contract research revenue decreased 45% from $5.3 million in fiscal 1995 to $2.9 million in fiscal 1996 due to the decrease in revenue.

Product gross profit decreased 95% from 35.5% of product revenues in fiscal 1995 to 4% in fiscal 1996 due to the significantly lower gross margin on the revenue received for the product rework done during the year and inventory provisions of $2.5 million. Product gross margin was flat at 36% before the inventory provisions taken to reduce inventory value as a result of the circumstances stated above.

Contract research gross margin was negative for fiscal 1996 due to the cancellation of two tasks from the contract with associated fees that were reversed.

Research and development expenses increased from $1.9 million in fiscal 1995 to $2.3 million in fiscal 1996, or 17%. This increase was mainly due to the decreased work on the DARPA contract resulting in a lower absorption of labor and overhead costs.

Selling, general, and administrative expenses (net of allocation to cost of contract research) increased $0.9 million or 30% from $2.9 million in fiscal 1995 to $3.7 million in fiscal 1996. The increase year-to-year is mainly the result of decreased activity under the DARPA contract resulting in lower allocation of costs to contract activity and the efforts during fiscal 1996 to strengthen the Company's sales and marketing organization.

Other charges for fiscal 1996 of $4.5 million are the direct result of strategic and resource allocation decisions made by the Company in the fourth quarter of fiscal 1996 which eliminated or de-emphasized certain project and business ventures which the Company did not have the resources to fund adequately. Included in other charges are amounts totaling $2.0 million which relates to the write-down of deposits and other assets as a result of the Company's termination of its strategic partnership agreements for the distribution of a laser imaging tool for the printed circuit board industry and for a special projection lens development effort.

Also included in the $4.5 million of other charges are amounts totaling $2.1 million which relate primarily to the write-down of the Company's investment in ICT GmbH and its rights to distribute and manufacture the LCD test system previously being developed by the Company and ICT included in other assets.

Seasonality and Inflation

The Company's business is not seasonal in nature. The Company does not believe that its operations have been materially affected by inflationary forces during its three most recent fiscal years.

Liquidity and Capital Resources

The Company had cash and cash equivalents at March 31, 1997 of $3.3 million, a decrease of $0.9 million from March 31, 1996. This decrease was mainly the result of cash used in operations and the purchase of capital equipment, offset by the proceeds from the sale of the Company's investments in ICT and EBETECH, and cash provided by borrowings under the Company's line of credit.

In March 1997, the Company entered into a three year asset-based revolving line of credit agreement which provides for borrowings of up to $4.0 million based on accounts receivable and inventory balances. The line of credit requires a minimum outstanding balance of $1.0 million for the fiscal year and as of March 31, 1997 the Company had an outstanding balance of $1.0 million.

Under the terms of the Company's sale of its ownership interest in EBETECH, the Company is jointly and severally liable for any claims under an indemnification clause up to a maximum of $875,000. If certain assets of the Company, net of certain liabilities, fall below a minimum amount, the Company is required to place in escrow an amount up to the maximum liability under the indemnification clause. The amount of potential escrow decreases quarterly through the indemnification period which ends in September, 1998.

The Company requires significant working capital to support its research and development efforts and to meet its ongoing production, selling and general and administrative costs. In addition, the Company is subject to contingent future obligations related to the sale of one of its PanelPrinters and its investment in a business alliance which may result in additional liquidity requirements, the timing of which is uncertain (See Notes F and I in Notes to Consolidated Financial Statements).

Historically, the Company has been able to meet its working capital requirements through its existing cash balances and amounts available under its line of credit; as of May 15, 1997, $600,000 was available under the line of credit. Subsequent to March 31, 1997, the Company obtained approval for funding under a research and development contract. The Company also has a letter of intent from a customer which the Company expects will become a firm order as a result of the successful funding of this project. The Company believes these resources are sufficient to meet its working capital needs and future obligations through fiscal 1998.

The Company continues to actively pursue potential customer orders for its existing products. Additionally, the Company is actively seeking strategic relationships with companies which would enhance its ability to commercialize the technology it has developed, strengthen its balance sheet and maximize its long-term success. The specific types of relationships under consideration include equity investments (minority or controlling), debt facilities, research contracts, equipment purchase commitments, or any combination thereof.

Factors Affecting Future Results

The ability of the Company to attain the financial or other results that may be planned, forecasted or projected from time to time is subject to a number of factors, including the ability to obtain new orders and the timing of recording the related revenue, the ability to develop and manufacture new products, the ability to respond to competitive technology and pricing pressures, adequate availability of major components, and the ability to maintain key employees for hardware, software, motions and imaging technicians. In addition, the Company has historically been dependent upon a limited number of markets and geographic areas to sell its product, the PanelPrinter, therefore the Companys financial position and results of operations may be impacted by economic and market conditions in the markets and regions into which it sells its products.

PanelPrinters and optional equipment generally have ranged in price from $1.8 to $2.7 million and any delay in revenue recognition or cancellation of an order would adversely affect the Company's results of operations, cash flows, or both. Fluctuations in product revenues, and consequently quarterly net income or loss, are largely related to revenue recognition on sales of PanelPrinter units. In addition, the process for turning prospects into firm purchasing commitments, and subsequently selling the systems is often lengthy.

Historically a significant portion of the Company's revenue was derived from research and development contracts. The most significant funding source has been DARPA. Additionally, a significant portion of the Company's historical research and development efforts and development of new technologies to enhance its products have been funded by these contracts. The Company's ability to continue to develop new technologies is dependent upon the Company's ability to internally fund its research and development efforts or to enter into research and development arrangements funded by third parties.

New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS).
Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior period earnings per share data presented after the effective date. The Company will adopt and disclose the impact of SFAS 128 in 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements                         Page No.
Report of Independent Accountants                             24
Consolidated Balance Sheets at March 31, 1996 and 1997        25
Consolidated Statements of Operations, Years ended            26
March 31, 1995, 1996 and 1997
Consolidated Statements of Stockholders' Equity, Years        27
ended March 31, 1995, 1996 and 1997
Consolidated Statements of Cash Flows, Years ended            28
March 31, 1995, 1996 and 1997
Notes to Consolidated Financial Statements                    29


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of MRS Technology, Inc.:

We have audited the accompanying consolidated balance sheets of MRS Technology, Inc. and subsidiaries as of March 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRS Technology, Inc. and subsidiaries as of March 31, 1996 and 1997 and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.


Boston, Massachusetts                  /s/ COOPERS & LYBRAND L.L.P.
May 23, 1997                               COOPERS & LYBRAND L.L.P.

Consolidated Balance Sheets
                                                 March 31,
Assets                                -------------------------------
Current assets                                 1996           1997
Cash and cash equivalents               $ 4,217,880    $ 3,290,982
Accounts receivable, net of allowance
 for doubtful accounts of $25,000 and
 $21,000, respectively                    1,116,981      1,978,994
Inventories                               8,093,014      7,313,982
Deposits                                  1,024,551        169,730
Other current assets                         95,634        102,605
--------------------------------------------------------------------
Total current assets                     14,548,060     12,856,293
Property and equipment, net               1,017,266        533,244
Assets held for lease, net                  696,808              -
Other assets                                 38,948         37,979
-------------------------------------------------------------------
Total assets                            $16,301,082    $13,427,516
===================================================================
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable                        $ 1,867,756    $   370,644
Accrued expenses                          1,456,975        813,224
Current portion of obligations
 under capital leases                         3,839         11,096
Customer deposits                                 -      1,312,389
Other current liabilities                    97,524         49,746
------------------------------------------------------------------
Total current liabilities                 3,426,094      2,557,099
Long-term debt                                    -      1,000,000
Long-term portion of obligations
 under capital leases                        11,165              -
------------------------------------------------------------------
Total liabilities                         3,437,259      3,557,099

Commitments and contingencies (Notes F, I and M)

Stockholders' equity
Common stock, $.01 par value;
 authorized, 20,000,000 shares;
 issued and outstanding 6,674,320
 and 6,776,355 shares respectively           66,743         67,763
Additional paid-in capital               36,246,889     36,383,258
Accumulated deficit                     (23,449,809)   (26,580,604)
-------------------------------------------------------------------
Total stockholders' equity               12,863,823      9,870,417
-------------------------------------------------------------------
Total liabilities and stockholders'
 equity                                 $16,301,082    $13,427,516
==================================================================
The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Operations
                                          Years ended March 31,
                                     ------------------------------
Revenues                             1995          1996       1997
                                     ----          ----       ----
Product                             $16,896,756  $ 7,699,267  $5,173,273
Service                                       -            -   1,388,941
Contract research                     5,501,407    2,857,927     578,483
                                     ----------  -----------  ----------
Total revenues                       22,398,163   10,557,194   7,140,697

Cost of revenues
Product                              10,892,811    7,389,402   4,040,747
Service                                       -            -   1,484,554
Contract research                     5,337,269    2,890,661     578,483
                                     ----------   ----------   ---------
Total cost of revenues               16,230,080   10,280,063   6,103,784

Gross profit                          6,168,083      277,131   1,036,913

Operating expenses:
 Research and development             1,944,538    2,279,383   3,042,186
 Selling, general and administrative  2,862,484    3,714,918   2,944,188
 Other charges                                -    4,469,120           -
                                     ----------   ----------   ---------
Income (loss) from operations         1,361,061  (10,186,290) (4,949,461)

Interest income                         339,665      335,803     112,566
Interest expense                         33,939        4,906         653
Other income (expense), net              41,175      (85,333)  1,706,753
                                     ----------    ---------  ----------
Income (loss) before provision for
 income taxes                         1,707,962   (9,940,726) (3,130,795)
Provision for income taxes               72,000            -           -
------------------------------------------------------------------------
Net income (loss)                    $1,635,962  ($9,940,726)($3,130,795)
========================================================================

Net income (loss) per share               $0.24       ($1.52)     ($0.47)
Weighted average number of common
 shares outstanding                   6,952,424    6,549,672   6,717,000

[FN]
The accompanying notes are an integral part of the consolidated financial statements.

        Consolidated Statement of Changes in Stockholders' Equity
           for the years ended March 31, 1995, 1996 and 1997
                        Class A
                     Commmon Stock
                     ------------------   Additional             Total Stock-
                               $.01 par    Paid-In-  Accumulated     holders'
                     Shares      Value     Capital    Deficit         Equity
                     --------------------------------------------------------
Balance 3/31/94      6,321,678 $63,217 $35,869,557 ($15,145,045) $20,787,729
Issuance of common
shares in connection
with employee stock
purchase plan           15,290     153      77,827                    77,980
Issuance of common
shares in connection
with employee stock
option plan            117,227   1,172      96,271                    97,443
Issuance of common
shares in connection
with warrant exercise    1,536      15       1,367                     1,382

Net income                                            1,635,962    1,635,962
                    --------------------------------------------------------
Balance 3/31/95     6,455,731   64,557  36,045,022  (13,509,083)  22,600,496

Issuance of common
shares in connection
with employee stock
purchase plan          21,866      219      86,533                    86,752
Issuance of common
shares in connection
with employee stock
option plan           129,814    1,298     116,003                   117,301
Issuance of common
shares in connection
with warrant exercise  66,909      669        (669)                        -

Net income (loss)                                    (9,940,726)  (9,940,726)
                    ---------------------------------------------------------
Balance 3/31/96     6,674,320   66,743  36,246,889  (23,449,809)  12,863,823

Issuance of common
shares in connection
with employee stock
purchase plan          24,577      245      65,087                   65,332
Issuance of common
shares in connection
with employee stock
option plan            77,458      775      71,282                   72,057

Net income (loss)                                     (3,130,795) (3,130,795)
                    --------------------------------------------------------
Balance 3/31/97     6,776,355  $67,763 $36,383,258  ($26,580,604) $9,870,417

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows          Years ended March 31,
Cash flows from operating activities       1995       1996        1997
Net income (loss)                     $1,635,962 ($9,940,726) ($3,130,795)
Adjustments to reconcile net income
 (loss) to net cash used in operating
 activities:
 Gain on sale of investment in
  business alliance                            -           -   (1,717,032)
 Other charges                                 -   4,468,879            -
 Inventory provisions                          -   2,493,232            -
 Depreciation                            367,006     795,286      643,554
 Amortization                            155,488      66,667        2,232
Changes in assets and liabilities:
 Accounts receivable                  (1,110,912)  4,454,018     (862,013)
 Inventories                          (3,099,479) (4,591,902)     779,032
 Other assets                         (1,091,745)   (437,430)     663,327
 Accounts payable                        (55,003)   (370,771)  (1,497,112)
 Accrued expenses                        641,466      27,100     (643,753)
 Other current liabilities                     -      97,524      (47,778)
 Customer deposits from related parties (223,200)          -            -
 Customer deposits from other            840,000    (840,000)   1,312,389
-------------------------------------------------------------------------
Net cash used in operating activities (1,940,417) (3,778,123)  (4,497,949)
Cash flows from investing activities
 Purchases of property and equipment    (896,540)   (531,795)     (79,463)
 Investment in business alliance      (1,000,000)          -            -
 Proceeds from sales of short-term
  investments                          2,432,220           -            -
 Proceeds from sale of investment
  in business alliance                         -           -    2,517,033
-------------------------------------------------------------------------
Net cash provided by (used in)
 investing activities                    535,680   (531,795)    2,437,570
Cash flows from financing activities
 Proceeds from stock purchases under
  employee stock purchase plan            77,980     86,752        65,332
 Proceeds from employee stock option
  exercises                               97,443    117,301        72,057
 Proceeds from warrant exercises           1,382          -             -
 Net borrowings under line of credit           -          -     1,000,000
 Principal payments under capital
  lease obligations                     (146,629)   (16,421)       (3,908)
-------------------------------------------------------------------------
Net cash provided by financing activities 30,176    187,632     1,133,481
Net decrease in cash & equivalents    (1,374,561)(4,122,286)     (926,898)
 Cash and cash equivalents at
  beginning of year                    9,714,727  8,340,166     4,217,880
 Cash and cash equivalents at        -----------  ---------     ---------
  end of year                        $ 8,340,166 $4,217,880    $3,290,982
=========================================================================
Supplemental cash flow information
 Interest paid                           $33,939     $4,906          $653
 Income taxes paid                        $2,489    $27,120             -
Supplemental disclosure of non-cash
 investing and financing activities
 Equipment acquired under capital leases $20,320          -             -

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Nature of Business and Basis of Presentation

MRS Technology, Inc. (the "Company") was founded in 1986 and operates in one market segment, the design, development and manufacture of advanced systems necessary for production of flat panel active matrix displays, field emission displays and other large area, microlithography-based electronics products.

Overview and Management Action Plan

During fiscal 1997, demand for the Company's products continued to decline due to over capacity in certain active matrix liquid crystal display (AMLCD) markets. The Company still, at the start of fiscal 1997, expected a slight improvement in product sales as the Company had prospects principally in Asia, and to a lesser extent the U.S., that planned to purchase tools for R&D and pilot AMLCD lines. Existing orders were shipped as planned, however, the collapse of the dynamic random access memory (DRAM) prices in the Company's second fiscal quarter of fiscal 1997 resulted in customers and prospects in Asia delaying upgrades and the purchase of new machines.

During the third quarter of fiscal 1997 the Company shipped a PanelPrinter, however, customer acceptance has not been completed and, as a result, the Company did not recognize revenue on the system in fiscal 1997. Subsequently the customer commenced legal action against the Company which has resulted in a delay in revenue recognition and remaining payments for the system shipped. See Item 3. Legal Proceedings and Note F in Notes to Consolidated Financial Statements.

In January of 1997 the Company determined that it could no longer sustain its current level of expenses and that it would need to take aggressive actions to preserve its ability to operate successfully in the near-term. The Company terminated 35% of its employees and terminated or deferred long term research projects so that it could refocus on its core PanelPrinter business.

During the third and fourth quarter, respectively, of fiscal 1997 the Company sold its interests in Integrated Circuit Testing GmbH (ICT) and EBETECH Electron-Beam Technology GmbH (EBETECH) as a part of this refocusing resulting in additional liquidity and other income for fiscal 1997.

Risks and Uncertainties

The ability of the Company to attain the financial or other results that may be planned, forecasted or projected from time to time is subject to a number of factors, including the ability to obtain new orders and the timing of recording the related revenue, the ability to develop and manufacture new products, the ability to respond to competitive technology and pricing pressures, adequate availability of major components, and the ability to maintain key employees for hardware, software, motions and imaging technicians. In addition, the Company has historically been dependent upon a limited number of markets and geographic areas to sell its product, the PanelPrinter, therefore, the Company's financial position and results of operations may be impacted by economic and market conditions in the markets and regions into which it sells its products.

PanelPrinters and optional equipment generally have ranged in price from $1.8 to $2.7 million and any delay in revenue recognition or cancellation of an order would adversely affect the Company's results of operations, cash flows, or both. Fluctuations in product revenues, and consequently quarterly net income or loss, are largely related to revenue recognition on sales of PanelPrinter units. In addition, the process for turning prospects into firm purchasing commitments, and subsequently selling the systems is often lengthy.

Historically a significant portion of the Company's revenue was derived from research and development contracts. The most significant funding source has been Defense Advanced Research Projects Agency (DARPA). Additionally, a significant portion of the Company's historical research and development efforts and development of new technologies to enhance its products have been funded by these contracts. The Company's ability to continue to develop new technologies is dependent upon the Company's ability to internally fund its research and development efforts or to enter into research and development arrangements funded by third parties.

B. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, MRS Securities Corporation and MRS Asia, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents are highly-liquid securities which include certificates of deposit, money market funds, or other securities having a maturity of three months or less at date of acquisition. Cash equivalents are stated at cost plus accrued interest which approximates market value.

Revenue Recognition

The Company generally records product revenues upon completion of all significant contractual obligations and product shipment. In certain situations, where the Company has met all significant obligations and the customer requests that shipment be delayed for certain post-contract activity, such as the integration of third party equipment with the PanelPrinter, revenue is recognized upon customer acceptance at the Company's facility. Advance payments are recorded as customer deposits.

The Company has entered into research and development contracts with an agency of the United States government as well as certain third-party customers. The contracts are generally fixed price or cost-plus fixed fee arrangements accounted for under the percentage-of-completion method, whereby revenue and profit are recognized throughout the contract. Government contract costs include direct labor and other direct costs related to research and development contracts as well as allocated engineering overhead and general and administrative costs. Government contract costs are reviewed periodically and are adjusted to reflect expected reimbursable costs. The costs and related revenue adjustments are recorded in the period in which changes in estimates are determined. Estimates of cost to complete are reviewed periodically, and adjustments to profit resulting from any revisions are recorded in the accounting period in which the revisions are made.
Losses on contracts are recorded in full when they become evident. All existing government contracts concluded in fiscal 1997.

The Company generally recognizes post-contract customer support revenue as the services are performed on a time and material basis.

Warranty and Installation

The Company generally warrants its products for a period of 12 to 24 months from delivery to an end user. A provision for the estimated future cost of system installation and warranty is included in cost of sales at the time the associated revenue is recognized.

Research and Development

Research and development costs for internal products are charged to expense when incurred until technological feasibility has been established for the product. Thereafter, all software costs are capitalized until the product is available for general release to customers. The cost of purchased software is capitalized for products determined to have reached technological feasibility, otherwise the cost is charge to expense. Capitalized software costs are amortized using the straight line method over the economic life of the product or based upon the anticipated revenues of the product. The financial statements do not contain any capitalized software development costs as either the requirements for capitalization have not been met or the impact of capitalization was insignificant.

                                               Year ended March 31,
                                          -------------------------------
                                          1995         1996          1997
                                          ----         ----          ----
                                                 (In thousands)
Research and development expenses        $1,945      $2,279         $3,042
Contract-related research and
  development costs (1)                   4,277       2,664            488
                                         ------      ------         ------
Aggregate research and development costs $6,222      $4,943         $3,530
                                         ======      ======         ======

(1) The balance of Cost of Contract Research consists of general and administrative costs.

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out (FIFO) method. This method requires the periodic assessment of net realizable value. The difference between cost and market is charge to income in the period the impairment is determined.

Foreign Currency

For foreign operations, the U.S. dollar has been determined to be the functional currency. Monetary assets and liabilities are translated at rates of exchange in effect at the end of the fiscal year, while non-monetary items are translated at historical rates. Income and expense items are translated at average exchange rates prevailing during the year, except that inventories charged to cost of sales and depreciation are translated at historical rates. The effect of exchange gains and losses, which include transactions denominated in a foreign currency as well as hedges, is included in the results of operations. No significant gains or losses were recorded in fiscal 1995, 1996 or 1997.

Additionally, the Company may hedge certain portions of its exposure to foreign currency fluctuations through the purchase of forward exchange contracts. Gains and losses associated with currency rate changes on forward contracts are recorded currently in income unless the contract hedges a firm commitment, in which case any gains and losses are deferred and included as a component of the related transaction. No forward exchange contracts were outstanding at March 31, 1996 or 1997.

Long Lived Assets

Long lived assets are stated at cost and amortized using the straight-line method over the assets' estimated useful lives. The Company will evaluate the possible impairment of long-lived assets whenever events or circumstances indicate that the carrying value of the assets may be impaired.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets as follows:

Equipment and software       3-5  years
Furniture and fixtures       3-5  years
Leased equipment             2-5  years

Leasehold improvements are amortized over the lesser of the life of the lease or the estimated useful life of the improvement.

Cost of additions and improvements are capitalized while expenditures for maintenance and repairs are charged to expense as incurred. When assets are retired, the related cost and accumulated allowances are removed from the accounts, and any gain or loss is reflected in income.

Income Taxes

Income taxes are accounted for under the liability method. Under this method deferred tax assets and liabilities are recorded based on temporary differences between the financial statement amounts and tax bases of assets and liabilities measured using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company periodically evaluates the realizability of its net deferred tax asset. A valuation allowance against the net deferred tax asset is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

Net Income (Loss) Per Common Share

Net income per common share for fiscal 1995 was computed based upon the weighted average number of common shares and common share equivalents outstanding using the treasury stock method. Primary and fully diluted per share information are not separately stated as such information is substantially the same.


Net loss per common share for fiscal 1996 and 1997 was computed based upon the weighted average number of common shares outstanding. Common equivalent shares are not included in loss periods as their effect would be anti-dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior period earnings per share data presented after the effective date. The Company will adopt and disclose the impact of SFAS 128 in 1997.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year's presentation.

C. Inventories

Inventories consist of the following ($ in 000's):

                                          March 31,
                                    -------------------
                                      1996        1997
                                      ----        ----
Finished goods                      $    -      $  726
Work in process                      7,622       5,647
Purchased parts                        471         941
                                    ------      ------
                                    $8,093      $7,314
                                    ======      ======

D. Property and Equipment

Property and equipment consist of the following ($ in 000's):

                                         March 31,
                                    -----------------
                                     1996        1997
                                     ----        ----
Equipment                         $ 2,718      $2,792
Software                              370         375
Leasehold improvements                582         582
Furniture and fixtures                172         172
Asset held for lease                  957           -
                                  -------      ------
                                    4,799       3,921
Less: Accumulated depreciation
      and amortization             (3,085)     (3,388)
                                  -------      -------
                                  $ 1,714      $  533
                                  =======      ======

E. Capital Leases

Future minimum lease payments under capital leases and their related present value at March 31, 1997 are as follows ($ in 000's):

Fiscal year ending March 31:
  1998                                                        $11
  Total future minimum lease payments                          11
  Amount representing interest                                  -
                                                              ---
  Present value of future minimum lease payments               11
  Current  portion                                             11
                                                              ---
  Long-term portion of obligations under capital leases       $ -
                                                              ===

Equipment under capital leases is as follows ($ in 000's):

                                           March 31,
                                        --------------
                                        1996      1997
                                        ----      ----
Equipment                               $466      $466
Less:  accumulated amortization         (466)     (466)
                                        -----     -----
                                        $  -      $  -
                                        =====     =====

F. Commitments and Contingencies

Leasing Arrangements

The Company leases its principal office and manufacturing facility and certain other facilities under operating leases. In fiscal years ending March 31, 1995, 1996 and 1997, rental expense under such operating leases was approximately $335,600, $249,502 and $173,367, respectively. The lease terms expire at various dates through February 1998. The terms include one, three-year renewal option and require future minimum base rent payments under noncancellable leases of $145,398 in the fiscal year ending March 31, 1998. The Company is obligated to pay additional rent comprised of property taxes, utilities, and facility operating expenses.

Purchase Commitments

At March 31, 1997, the Company has inventory purchase commitments with one large vendor for specialized components and equipment manufactured for resale. Outstanding commitments for these purchases approximated $660,000.

Litigation

On January 24, 1997, Micron Display Technology, Inc. ("Micron Display") brought suit against the Company alleging in five counts breach of contract, breach of implied warranties, and breach of express warranties, in connection with a Model 5200 PanelPrinter (the "PanelPrinter") which the Company alleges Micron Display purchased from the Company in 1996. On January 30, 1997, the Company filed an action against Micron Display alleging in two counts breach of contract and violation of M.G.L. c.93A, in connection with Micron Display's nonpayment for the PanelPrinter.

On April 17, 1997, the Company filed a motion in the Idaho action seeking a preliminary injunction that would prohibit Micron Display from interfering with the Company's efforts to repossess the PanelPrinter and offer it for sale to another customer, with the proceeds of such sale to be placed in an escrow account pending resolution of the lawsuit. The Idaho court held a hearing on the Company's motions to transfer venue and for preliminary injunction on May 23, 1997. The court indicated that the Company's motions to transfer would be denied, and took the motion for preliminary injunction under advisement. The Massachusetts court has not yet ruled on Micron Display's motion to dismiss or transfer the Company's Massachusetts case. It is expected that the Massachusetts action will be dismissed following the entry of the Idaho court's written order denying transfer of that case to Massachusetts.

The parties dispute which documents constitute the contract between them. Further, Micron Display alleges, among other things, that the PanelPrinter failed to meet certain performance specifications contained in what it contends constituted the contract, and that, as a consequence, it is entitled to the return of its $1.0 million deposit and the conversion of the parties relationship to a lease of the PanelPrinter, or a PanelPrinter of like quality. MRS maintains that other documents constitute the contract, pursuant to which there was no right to convert the relationship to a lease, and further denies that the PanelPrinter failed to meet specifications set forth in the document cited by Micron Display. MRS seeks approximately $1.4 million as the unpaid balance of the contract price, and further remedies under the Massachusetts Unfair Business Practices Act. No court has as yet ruled on the substantive merits of the claims asserted by the parties.

Although the Company expects that the potential return of the deposit will not have a significant impact on results of operations, it may have a negative impact on liquidity.

G. Accrued Expenses

Accrued expenses consist of the following ($ in 000's):
                                             March 31,
                                        -----------------
                                         1996        1997
                                         ----        ----
Payroll and related costs              $  438        $376
Professional fees                         131         132
Warranty                                  420         124
Accrued machine costs                     326           -
Other                                     142         151
                                       ------        ----
                                       $1,457        $783
                                       ======        ====

H. Income Taxes

The Company reported a provision for income taxes for federal and state tax purposes of $72,000 in fiscal 1995. No provision for income taxes was recorded in fiscal 1996 or 1997 due to taxable losses in those years.

A reconciliation of the provision for income taxes at the federal statutory rate is as follows:

                                                March 31,
                                         -----------------------
                                         1995     1996      1997
                                         ----     ----      ----
Provision for income taxes at
  the federal statutory rate             34.0%   (34.0)%   (34.0)%
State income taxes, net of
  federal benefit                         6.0        -        -
Utilization of net operating
  loss carryforwards                    (35.8)       -        -
Net loss without tax benefit                -     34.0      34.0
                                         ----     ----      ----
Provision for income taxes                4.2%     0.0%     0.0%
                                         ====     ====      ====

The components of the deferred taxes are as follows ($ in 000's):
                                                March 31,
                                           --------------------
                                              1996        1997
                                           -------    --------
Deferred tax assets                        $11,593    $ 12,374
Deferred tax liabilities                         -           -
Valuation allowance                        (11,593)    (12,374)
                                           --------   --------
                                           $     -    $      -
                                           =======    ========

The approximate tax of the temporary differences and carryforwards before allocation of the valuation allowance is as follows ($ in 000's):

                                                     March 31,
                                              ---------------------
Deferred tax assets (liabilities):               1996         1997
                                              -------      -------
Net operating loss and credit carryforwards   $10,586      $11,504
Depreciation and reserves                       1,007          870
                                              -------      -------
Net deferred tax asset                        $11,593      $12,374
                                              =======      =======

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has established a 100% valuation allowance against its net deferred tax asset.

At March 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $26,017,000 which will expire from 2003 to 2012. Approximately $1,505,000 of the net operating loss carryforward relates to option related deductions which, when benefited will result in a credit to Additional Paid in Capital of approximately $176,887 rather than a reduction in the current tax provision. At March 31, 1997, federal and state research and development credit carryforwards were approximately $1,097,000 which will expire from 2002 to 2012. In general, such carryforwards may be used to reduce future taxable income or reduce future taxes. However, certain provisions of the Internal Revenue Code could potentially limit annual utilization of the operating loss and research and development tax credit carryforwards if there has been a fifty percent ownership change within the prior three year period. As a result of the Company's initial public offering, the Company believes that certain of it's annual limits are in effect.

I. Investment in Business Alliance

On October 21, 1994, the Company entered into a strategic partnership with ICT to develop and introduce an electrical test system for AMLCD's. In connection with this strategic partnership, the Company entered into agreements under which the Company would purchase electrical test systems, would develop material handling systems and high-level user interfaces for the electrical testers, and would acquire distribution and commercialization rights in all areas of the world except Europe. The Company made payments of $1,000,000 in each of fiscal 1995 and 1996 related to these agreements. In addition, in fiscal 1995 the Company acquired a 10% equity interest in ICT for $1,000,000 which was accounted for under the cost method. In connection with the equity investment, the Company issued warrants to ICT (see Note J).

During fiscal 1996, ICT began discussions with other companies regarding being acquired which indicated an impairment in the Company's investment. As a result, the Company recorded other charges of $2,134,000 to reduce its investment in ICT and the related tester product and commercialization and distribution rights to their estimated realizable value.

During fiscal 1997, a portion of ICT was spun-off from EBETECH, a separate corporation owned by MRS, Seimens AG (Seimens) and a group of other investors. ICT was sold to Opal in October, 1996 and EBETECH was sold to ETEC Systems Inc. (ETEC) in March 1997. MRS received $2.5 million.

Under the terms of the Company's sale of its ownership interest in EBETECH, the Company is jointly and severally liable for any claims under an indemnification clause up to a maximum of $875,000. In relation to this should certain assets of the Company, net of certain liabilities, fall below a minimum amount, the Company is required to place in escrow an amount up to the maximum liability under the indemnification clause. The amount of potential escrow decreases quarterly through the indemnification period which ends in September, 1998.

In December 1992, the Company and JENOPTIK entered into agreements for the development of a special lens system and in March 1993 the Company executed agreements with JENOPTIK which granted to JENOPTIK the exclusive right to distribute and service the Company's products in Europe and the Commonwealth of Independent States, and in turn the Company was granted exclusive rights to distribute and service certain of JENOPTIK's products in the United States, Canada, and Mexico. On March 7, 1996, the Company and JENOPTIK agreed to terminate the lens system development agreement and the distribution agreements. As a result of the termination agreement, the Company recorded other charges of $2,036,000 to write-down deposits, for the lens and payment made in connection with the Company's distribution rights associated with JENOPTIK's products.

J. Stockholders' Equity

Stock Warrants

In connection with certain lease agreements entered into by the Company as described in Note E, the Company entered into Warrant Purchase Agreements whereby the lessors were issued warrants to purchase shares of stock. In fiscal 1994, the remaining warrants to purchase 7,633 shares were exercised in a cashless transaction into 1,729 shares of Common Stock. In fiscal 1993, the Company issued warrants to a leasing agent providing for the purchase of up to 8,080 shares by the lessor at $9.28 per share at any time in a period of five years from the time of issuance. At March 31, 1997, these warrants remain exercisable.

In connection with a series of agreements for a strategic partnership with ICT (see Note I), on October 19, 1994, the Company issued a warrant to purchase 100,000 shares of Common Stock at $7.625 per share. This warrant was canceled on September 30, 1996.

In connection with short-term financing received in fiscal 1993, the Company issued warrants to purchase 9,940 shares of Common Stock which were exercisable at $.90 per share at any time prior to June 17, 1997. Prior to March 31, 1997, warrants remain exercisable for an aggregate of 4,714 shares of Common Stock.

In connection with the issuance of Class B Preferred Stock in fiscal 1993, the Company issued a warrant for the purchase of 80,000 shares of Common Stock at $.90 per share. The warrant became exercisable on July 23, 1993. On March 22, 1996, this warrant was exercised on a net-spread basis for 66,909 shares, with the balance of 13,091 shares being canceled by this exercise.

Stock-Based Compensation Plans

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based
Compensation", for stock options granted in fiscal 1996 and 1997. The company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation cost were recognized in 1997 and 1996.

For the purpose of providing pro forma disclosures, the fair values of options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: a risk-free interest rate of 6.2% and 6.4%, and an expected life of 6 years, expected volatility of 90% and no expected dividends.

Net loss and net loss per share as reported in these consolidated financial statements and on a pro forma basis, as if the fair value based method described in SFAS No. 123 had been adopted, are as follows (in thousands, except per share amounts):

                                                Year Ended March 31,
                                               ----------------------
                                                  1996          1997
                                               -------       -------
Net loss
As reported                                    ( 9,941)      (3,131)
Pro forma                                      (10,726)      (4,115)

Primary net loss per share
As reported                                    ($1.52)       ($0.47)
Pro forma                                      ($1.64)       ($0.61)

Fully diluted net loss per share
As reported                                    ($1.52)       ($0.47)
Pro forma                                      ($1.64)       ($0.61)

The effects of applying SFAS No. 123 for the purpose of providing pro forma disclosures may not be indicative of the effects on reported net income and net income per share for future years, as the pro forma disclosures include the effects of only those awards granted after April 1, 1995.

Stock Option Plans

In July 1986, the Company adopted the 1986 Stock Option Plan (the "1986 Plan"). The 1986 Plan provides for the granting of incentive stock options (within the meaning of Section 422A of the Internal Revenue Code) and nonstatutory options to key employees and consultants to purchase shares of the Company's Common Stock at not less than fair market value at the date of grant. Options granted pursuant to the plan are exercisable for a period of ten years from grant and typically vest over four years beginning on the first anniversary of the grant. The 1986 Plan was terminated on March 29, 1993.

In March 1993, the Company adopted the 1993 Stock Option Plan (the "1993 Plan") which has substantially the same terms as the 1986 Plan and which provides for the granting of incentive stock options (within the meaning of Section 422A of the Internal Revenue Code) and nonstatutory options to key employees, directors, and consultants.

In July 1994, the Stockholders approved a Stock Option Plan for non-employee directors. Options are granted according to a formula based on term of office and are exercisable for a period of ten years from date of grant. Additionally in July 1994 Stockholders approved an amendment to increase the number of shares reserved for the 1993 Stock Option Plan.

The Company has reserved 1,500,000 shares of Common Stock for issuance pursuant to the 1986 and 1993 Plans. At March 31, 1997, 272,337 shares were available for option grants and options for 314,836 shares were exercisable. The Company has reserved 100,000 shares of Common Stock for issuance pursuant to the 1994 Non-Employee Director Plan. At March 31, 1997, 25,000 shares were available for option grant and options for 65,000 shares were exercisable.

On August 21, 1995, the Company granted 199,643 options at the current fair market value with similar terms and conditions to previously issued but unexercised grants. In exchange for the new grant, employees agreed to a cancellation of the prior options. On February 12, 1997 the Company granted 548,027 options at the current fair market value with similar terms and conditions to previously issued but unexercised grants. In exchange for the new grant, employees agreed to a three for four cancellation of the prior options.

The following table summarizes the Company's stock option plans at March 31:
                          1995             1996                1997
                    ----------------- ----------------- -----------------
                            Weighted          Weighted           Weighted
                            Average           Average             Average
                            Exercise          Exercise           Exercise
                    Shares  Price    Shares   Price    Shares       Price
                   -------  -------- ------   -------  -------   --------
Outstanding at
beginning of year   788,268  $3.9069   887,327 $4.9424  1,004,043  $4.5960
Granted             311,280  $7.0576   611,843 $5.3925  1,017,127  $2.1838
Exercised          (117,227) $0.8312  (129,814)$0.9036    (77,458) $0.9303
Forfeited           (94,994) $8.3543  (365,313)$8.0835 (1,029,509) $4.7382
Outstanding at
end of year         887,327  $4.9424 1,004,043 $4.5960    914,203  $2.0628

Options exercisable
at year-end         466,294            415,202            379,836
                                               1996                1997
                                               ----                ----
Weighted-average grant-date fair value
of options granted during the year             $5.3925             $2.1838

The following table summarizes information about stock options outstanding at March 31, 1997.
                         Options Outstanding            Options Exercisable
                 ----------------------------------    --------------------
                                Weighted
                                 Average
                                Remaining  Weighted               Weighted
                               Contractual  Average                Average
Range of            Number       Life      Exercise    Number     Exercise
Exercise Prices  Outstanding   (In Years)     Price   Exercisable    Price
---------------  -----------   ----------  --------   ----------- --------
$0.6000 $0.9000     117,124       3.16      $0.8918     117,124     $0.8918
 1.5000  1.6250     654,365       8.45       1.6196     164,998      1.6036
 2.5000  3.2500      45,825       9.50       2.6363       5,825      2.9281
 4.2000  5.7500      39,166       7.24       4.9229      34,166      4.8018
 6.3750  8.2500      57,723       7.18       7.0667      57,723      7.0667
 ------  ------     -------       ----      -------     -------     -------
$0.6000 $8.2500     914,203       7.69      $2.0628     379,836     $2.5223
======= =======     =======       ====      =======     =======    =======

Employee Stock Purchase Plan

Under the 1994 Employee Stock Purchase Plan employees are entitled to purchase shares of Common Stock through payroll deductions of up to 10% of their compensation. The price paid for the Common Stock is equal to 85% of the lower of the fair market value of the Company's Common Stock on either the first or last day of the offering period. The offering is a six month period starting each May and November 1st. The Company has reserved 200,000 shares of Common Stock for issuance pursuant to the 1994 Employee Stock Purchase Plan. At March 31, 1997, 61,733 shares have been issued and 138,267 shares were available for future participants. Shares purchased under the Employee Stock Purchase Plan total 15,290 in fiscal 1995, 21,866 in fiscal 1996 and 24,577 in fiscal 1997. Weighted average grant date fair value of shares purchased under the Employee Stock Purchase Plan was $1.83 in fiscal 1997 and $1.52 in fiscal 1996.

For the purpose of providing pro forma disclosures, the fair values of shares purchased were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for purchases in 1997 and 1996, respectively: a risk-free interest rate of 5.33% and 5.64%, an expected life of 6 months, expected volatility of 90% and no expected dividends.

K. Accounts Receivable

The Company had approximately $125,000 and $83,000 of unbilled receivables included in the accounts receivable balances at March 31, 1996 and March 31, 1997, respectively. The fiscal 1996 and 1997 balances are mainly due under the DARPA contract. The amounts billed in connection with DARPA are subject to audit by a government administrative agency. The Company's accounts receivable are due from large, well established companies. Consequently, in management's opinion, no significant concentration of credit risk exists for the Company.

L. Long-term Debt

In March 1997, the Company entered into a three year asset-based revolving line of credit agreement which provides for borrowings of up to $4.0 million based on accounts receivable and inventory balances. The line of credit requires a minimum outstanding balance of $1.0 million for the first year. At March 31, 1997 the Company had $0.7 available under the line of credit.

The line of credit bears an interest rate charged on the outstanding balance of the prime rate plus 2.25% but in no event less than 9% per annum. The borrowing base for accounts receivable is up to 80% of the Company's eligible receivables and the inventory borrowing base is up to 30% of the Company's eligible inventory. The line is subject to the Company's compliance with certain financial covenants the most restrictive of which relates to tangible net worth. This line requires that the loan be secured by a first priority lien on all assets of the Company.

M. Export Sales

Export sales have been made to Japan, Korea, Taiwan, Europe and Canada. For the years ended March 31, 1995, 1996 and 1997, export sales accounted for approximately $5,716,000, $4,700,000 and $1,000,000, respectively of total revenues.

N. Significant Customers

During the fiscal years ended March 31, 1995, 1996 and 1997, the Company's product revenue included sales to five customers of $8.4 million, $2.6 million, $2.0 million, $1.9 million and $1.7 million, sales to three customers of $2.4 million, $2.1 million and $2.0 million and sales to three customers of $2.7 million, $1.3 million and $0.8 million, respectively. Additionally, contract research revenues from an agency of the U. S. government for the years ended March 31, 1995, 1996, and 1997 accounted for approximately $5,501,000, $2,858,000 and $579,000 of total revenues, respectively.

O. 401(k) Savings Plan

Effective April 1, 1993, the Company established the MRS Technology, Inc. 401(k) Savings Plan (the "Plan"). The Plan is a defined contribution plan which covers substantially all of the Company's employees. Participants may make voluntary contributions of 1% to 15% of their annual compensation.

Contributions by the Company are discretionary. The Company made no contributions to the Plan during the fiscal years ended March 31, 1995, 1996 and 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCE DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS OF THE REGISTRANT
         (Executive Officers listed in Part I)

(a) Directors                         Position                         Term
                           Director   with the       Director     of Office
Name                   Age   Since    Company        Class      will expire
---------------------  ---   -----    --------       ------     ------------
Carl P. Herrmann       (49)   1997    Director       II            1997
Bennett F. Moore       (46)   1994    Director       II            1997
Ronald K. Haigh        (62)   1994    Director       III           1998
Griffith L. Resor III  (56)   1986    Director       III           1998
Robert P. Schechter    (48)   1988    Director       I             1999

Carl P. Herrmann, Director. Mr. Herrmann has been an independent management and international marketing consultant since December 1994. From July 1991 to November 1994, he was at Solbourne Computer, Inc. most recently as President and Chief Executive Officer. From May 1989 to November 1990 he was the Hong Kong-based Director of Asia/Pacific Operations for Amphenol Corp. From October 1984 to April 1989 he was Managing Director of GenRad Inc.'s regional operations based in Singapore. From August 1993 to September 1994 he was the Tokyo-based Vice President of TEL-GenRad, KK, a joint venture developing and manufacturing PC board and semiconductor test systems.

Bennett F, Moore, Director. Mr. Moore has been President of Meggitt USA, Inc., a subsidiary of Meggitt PLC of the UK, since March 1993. He joined Meggitt in 1986 and has held several positions in the UK and USA, most recently until March 1993 as Managing Director of Meggitt's US Aerospace division.

Ronald K. Haigh, Director. Mr. Haigh has been an independent manufacturing technology consultant since July 1994. From 1988 to June 1994, he was at Summit Technology, a manufacturer of laser-based ophthalmic surgery systems, most recently as Vice President, Manufacturing. Prior to that he had significant semiconductor equipment manufacturing experience at Eaton Corporation.

Griffith L. Resor III, President and Director. Mr. Resor, a founder of the Company, has served as President and a director of the Company since its organization in February 1986. Prior to the Company's formation, Mr. Resor was Vice President and General Manager for new products at GCA Corporation, a manufacturer of photolithographic equipment for the integrated circuit industry. Mr. Resor received a B.S, in physics from Yale University and a M.B.A. from Harvard University.

Robert P. Schechter, Director. Mr. Schechter joined Natural MicroSystems Corporation as President and Chief Executive Officer in April, 1995 and in May 1996 was also elected Chairman of the Board. From 1987 to December, 1994 he was at Lotus Development Corporation, most recently as Senior Vice President, International Business Group. From 1973 and until he joined Lotus, Mr. Schechter was associated with Coopers & Lybrand, most recently as a Partner and Northeast Regional Chairman of Coopers & Lybrand's High Technology Industry Group. Mr. Schechter is a director of Raptor Systems, Inc. and Natural MicroSystems Corporation.

(b) Reports of Beneficial Ownership.

See the information under the caption "Compliance with Section 16(a) of the Exchange Act" on page 2 of the Proxy Statement, which information is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

See the information under the caption "Executive Compensation" beginning on page 7 of the Proxy Statement, which information is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information under the caption "Share Ownership of Principal Stockholders and Management" beginning on page 2 of the Proxy Statement, which information is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information under the caption "Certain Transactions" on page 13 of the Proxy Statement, which information is incorporated by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1 (a).Financial Statements
          See Index to Consolidated Financial Statements Page 23
    1 (b).Supplementary Data
          See Page 16.

All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed and no matters submitted to vote of security holders during the fourth quarter of the fiscal 1997.

(c)Exhibits

Exhibit    Description                                           Reference
-------    -------------------------------------                 ---------
3.0        Articles of Incorporation and Bylaws
     3.1     Restated Articles of Organization                          (A)
     3.2     Amended and Restated By-Laws                               (A)
     3.3     Articles of Amendment to the Articles of Organization      (C)

4.0        Instruments defining the rights of security holders,
             including indentures:
     4.0     Specimen Certificate of Common Stock                       (A)

10.0       Material Contracts
    10.1     DARPA Contact                                              (A)
    10.12    CRADA Agreement for Development of Illumination System     (A)
    10.13    CRADA Agreement for Development of a High Accuracy
               Transport System                                         (A)
    10.14    Lease relating to Company's Headquarters                   (A)
    10.15    1986 Stock Option Plan                                  (A)(B)
    10.16    1993 Stock Option Plan                                  (B)(D)
    10.17    DARPA Modification                                         (C)
    10.18    Lease relating to Company's Headquarters-Third Amendment   (C)
    10.22    1994 Employee Stock Purchase Plan                       (B)(D)
    10.23    Stock Option Plan for Non-Employee Directors            (B)(D)
    10.25    Lease relating to Company's Headquarters-Fourth Amendment  (E)
               Dated February 1, 1995
    10.27    DARPA Modification - SPIN #P0004                           (E)
    10.28    DAPRA Modification - SPIN #P0005                           (E)
    10.29    DAPRA Modification - SPIN #P0006                           (E)
    10.30    DAPRA Modification - SPIN #P0007                           (E)
    10.31    DAPRA Modification - SPIN #P0008                           (E)
    10.32    October 19, 1994 Business Agreement with ICT Integrated    (E)
               Circuit Testing GmbH
    10.33    October 19, 1994 First Amendment to Business Agreement     (E)
               with ICT
    10.34    November 17, 1994 Subscription Agreement with Warranty     (E)
               and Shareholder Agreement (ICT)
    10.35    Common Stock Purchase Warrant dated October 19, 1994       (E)
               and delivered November 17, 1994.
    10.36    Statement of Takeover Pursuant to Limited Liability        (E)
               Company Act Section 55(1) dated February 16, 1995.
    10.37    Acceleration of ICT Part III Agreement                     (F)
    10.39    DARPA Modification                                         (F)
    10.42    Employment Agreement Letters                               (F)
    10.43    Share Purchase Agreement ETEC/EBETECH
    10.44    Employment Agreement Letter

11.0       Statement Re: Computation of Earnings (Loss) Per Share
    11.0     Statement

21.0       Subsidiaries of the Registrant
    21.0.    Subsidiaries                                               (A)

23.0       Consents of Experts and Counsel
    23.1     Consent of Coopers & Lybrand L.L.P.

(A) Incorporated by reference from Registration Statement on Form S-1 (Commission File No. 33-64220).
(B)  These contracts relate to Executive Compensation.
(C) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending March 31, 1994.
(D) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held on July 28, 1994.
(E) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending March 31, 1995.
(F) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, authorized officers.

MRS Technology, Inc.
(Registrant)

/s/ Griffith L. Resor III  President and Chief Executive Officer  5/29/97

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                                  Date
(1) Principal executive officer:
/s/Griffith L. Resor III  President & Chief Executive Officer    5/29/97

(2) Principal financial officer:
/s/Patricia F. DiIanni    Chief Financial Officer                5/29/97

(3)  A majority of the Board of Directors:
/s/Ronald K. Haigh        Director                               5/27/97
/s/Bennett F. Moore       Director                               5/30/97
/s/Griffith L. Resor III  Director                               5/29/97
/s/Robert P. Schechter    Director                               5/29/97