Form 10-Q
period 1997-06-30
MRS TECHNOLOGY INC
filed 1997-08-13
CIK 906768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:    June 30, 1997
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

YES (X)    NO ( )

Applicable only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                 Outstanding as of
Class:                           August 6, 1997:
----------------------------     -----------------
Common Stock, par value $.01     6,807,215

MRS Technology, Inc.
FORM 10-Q
For the three-month period ended June 30, 1997

INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets at
    June 30, 1997 (Unaudited) and March 31, 1997
  Consolidated Statements of Operations for the
    Three months ended June 30, 1997 and 1996 (Unaudited)
  Consolidated Statements of Cash Flows for the
    Three months ended June 30, 1997 and 1996 (Unaudited)
  Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

Part I   Financial Information
Item 1.  Financial Statements MRS Technology, Inc.
         Consolidated Balance Sheets

Assets                                  June 30, 1997
Current assets                          (Unaudited)     March 31, 1997
Cash and cash equivalents               $ 3,170,770       $ 3,290,982
Accounts receivable                         651,795         1,978,994
Inventories                               7,681,582         7,313,982
Deposits                                    420,989           169,730
Other current assets                        169,483           102,605
----------------------------------------------------------------------
Total current assets                     12,094,619        12,856,293
Property and equipment, net                 424,091           533,244
Other assets, net                            36,160            37,979
----------------------------------------------------------------------
Total assets                            $12,554,870       $13,427,516
======================================================================
Current liabilities
Accounts payable                        $   276,814       $   370,644
Accrued expenses                            890,494           813,224
Current portion of obligations
 under capital leases                        10,416            11,096
Customer deposits                         1,334,889         1,312,389
Other liabilities                           301,493            49,746
----------------------------------------------------------------------
Total current liabilities                 2,814,106         2,557,099
Long-term debt                            1,000,000         1,000,000
----------------------------------------------------------------------
Total liabilities                         3,814,106         3,557,099
Stockholders' equity
Common stock, $.01 par value; authorized,
 20,000,000 shares; issued and outstanding
 6,795,567 and 6,776,355 shares
 respectively                                67,955            67,763
Additional paid-in capital               36,383,966        36,383,258
Accumulated deficit                     (27,711,157)      (26,580,604)
----------------------------------------------------------------------
Total stockholders' equity                8,740,764         9,870,417
----------------------------------------------------------------------
Total liabilities and
stockholders' equity                    $12,554,870       $13,427,516
=====================================================================
The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
Consolidated Statements of Operations
(Unaudited)

                                            Three months ended June 30,
                                                1997           1996
Revenues                                    $  417,556      $1,710,603

Cost of revenues                               544,701       1,494,234

Gross margin                                  (127,145)        216,369

Operating expenses:
 Research and development (Note 1)             518,024         774,312
 Selling, general and administrative           506,202         767,295
                                            -----------     -----------
Loss from operations                        (1,151,371)     (1,325,238)

Interest income, net                            40,851          45,978
Interest expense                                23,154             204
Other income (expense), net                      3,121            (816)
                                            ----------      ----------
Loss before provision for
 income taxes                               (1,130,553)     (1,280,280)
-----------------------------------------------------------------------
Net Loss                                   ($1,130,553)    ($1,280,280)
=======================================================================

Net loss per share                              ($0.17)         ($0.19)
Weighted average number of common
 shares outstanding (000's)                      6,787           6,687

The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
                                        Three month period ended June 30,
                                              1997               1996
Cash flows from operating activities
 Net income (loss)                         ($1,130,553)     ($1,280,280)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities
     Depreciation                              110,727          208,634
  Changes in assets and liabilities
    Accounts receivable                      1,327,199          (12,902)
    Inventories                               (367,600)        (256,647)
    Deposits and other assets                 (316,318)         (58,243)
    Accounts payable                           (93,830)        (570,069)
    Accrued expenses                            77,270          (29,338)
    Customer deposits                           22,500          995,015
    Other current liabilities                  251,747            6,126
------------------------------------------------------------------------
 Net cash (used in) provided by
   operating activities                       (118,858)        (997,704)
Cash flows from investing activities
 Capital expenditures                           (1,574)          (8,783)
------------------------------------------------------------------------
Net cash (used in) investing activities         (1,574)          (8,783)
Cash flows from financing activities
 Proceeds from stock purchases under
  employee stock purchase plan                       0           32,556
 Proceeds from employee stock option
  exercise                                         900            8,098
 Principal payments under capital
  lease obligations                               (680)            (919)
------------------------------------------------------------------------
Net cash provided by financing activities          220           39,735
Net decrease in cash & equivalents            (120,212)        (966,752)
 Cash and cash equivalents at beginning
   of period                                 3,290,982        4,217,880
  Cash and cash equivalents at end
   of period                                $3,170,770       $3,251,128
=======================================================================
Supplemental cash flow information
 Interest paid                                 $23,154             $204

The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The financial statements for the three month periods ended June 30, 1997 and 1996 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position at June 30, 1997 and the results of operations and cash flows for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1997.

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

The Company's financial position, results of operations and cash flows for any interim period are not necessarily indicative of the results for any other interim period or for a full fiscal year.

1. Research and Development

Research and product development costs are expensed as incurred. For the three month periods ended June 30, 1997 and 1996, aggregate research and product development costs were $518,024 and $1,196,093, respectively including $0 and $421,781 of costs recovered under research and development contracts.

2. Inventories

Inventories consist of the following as of June 30, 1997 and March 31, 1997:

(In Thousands)          June  30, 1997             March 31, 1997
Finished goods            $  750                        $  726
Work in process            6,352                         5,647
Purchased parts              580                           941
                         -------                       -------
                          $7,682                        $7,314

3. Net Loss Per Common Share

Net loss per common share for the three month periods ended June 30, 1997 and 1996 are computed based upon the weighted average number of common shares outstanding. Common equivalent shares are not included in the loss period as their effect would be anti-dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior period earnings per share data presented after the effective date. The Company will adopt SFAS 128 for the fiscal year ending March 31, 1998. If the standard had been adopted in the first quarter there would have been no significant impact.

4.  Litigation

In July 1996, the Company sold a PanelPrinter to Micron Display Technology, Inc., an Idaho corporation ("MDT"). The first three payments, totaling $1,032 million were made on schedule. Remaining payments due under the sales contract were not made, and after negotiations with MDT proved fruitless, on January 24, 1997, MDT commenced legal proceedings in Idaho alleging defects in the PanelPrinter and seeking damages. On January 30, 1997, the Company commenced proceedings against MDT in Massachusetts seeking damages for breach of contract as well as incidental damages, and multiple damages and attorneys' fees under Massachusetts General Laws chapter 93A. The legal proceedings were consolidated in Idaho, answers to the complaints were filed and discovery was begun.

In June 1997, the matter was referred to mediation under the auspices of the United States District Court for the District of Idaho. As a result of the mediation, the litigation was settled in July of 1997 pursuant to a confidential settlement agreement between the parties and the legal proceedings were terminated. The settlement will not result in any significant adverse impact to the Company's financial position, results of operations or cash flows.

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

The Company is currently working on several initiatives. The most significant of these is the contract awarded by the United States Display Consortium (USDC). This contract for the development of an advanced large area high-throughput step and repeat imaging tool is budgeted at $9.5 million with the USDC funding $4.5 million and MRS funding the remaining $5.0 million.

Demand in the AMLCD market is increasing and the Company has refocused its sales and marketing efforts on the Asian market with a focus on the Korean market. The Company believes that this market offers the most significant opportunities for the Company's products. However, the extent and timing of MRS' penetration of this market are not known.

RESULTS OF OPERATIONS

TOTAL REVENUES

Consolidated revenues for the three month periods ended June 30, 1997 and 1996 were approximately $0.4 million and $1.7 million, respectively, a decrease of $1.3 million. Product revenue decreased $1.2 million from $1.2 million for the quarter ended June 30, 1996 to $0 for the quarter ended June 30, 1997. The decrease in product revenue was due to no systems sales or product related revenue in the quarter ended June 30, 1997. Service revenues increased $0.4 million from $0 to $0.4 million due to the number of machines in the field now off warranty increasing the need for both service contracts and sales of replacement, spare and consumable parts, making this business a growing part of the Company's total revenues.

Contract research revenue decreased approximately $0.5 million, from $0.5 million in the first fiscal quarter of 1996 to $0 for the same quarter in the current fiscal year. The decrease in contract revenue quarter to quarter was due to the Defense Advanced Research Projects Agency (DARPA) project ending in fiscal year 1997.

GROSS MARGIN

Gross margin as a percentage of total revenues was 13% for the quarter ended June 30, 1996 and was (30%) for the quarter ended June 30, 1997 due mainly to the underabsorption of manufacturing costs due to reduced production activity. Service gross margin for the quarter ended June 30, 1997 was 25% and is made up of the service revenue less the service departments expenses, material costs and expenses both locally and in Japan.

OPERATING EXPENSES

Research and development includes expenses incurred in support of internal development programs and not allocable to customer funded contract research.

Research and development expenses for the three month periods ended June 30, 1997 and 1996 were $0.5 million and $0.8 million, respectively. Aggregate research and development spending before allocation to cost of contract research revenue was $0.5 million and $1.2 million for the same quarterly periods. The $0.3 million decrease was primarily a result of headcount reductions taken in January 1997 and associated expenses.

Selling, general and administrative expenses were $0.5 million for the three months ended June 30, 1997 and $0.8 million for the three months ended June 30, 1996. This decrease of $0.3 million was primarily attributable to headcount reductions taken in January 1997 and associated expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents at June 30, 1997 of $3.2 million, unchanged from the March 31, 1997 balance.

In March 1997, the Company entered into a three year asset-based revolving line of credit agreement which provides for borrowings of up to $4.0 million based on accounts receivable and inventory balances. The line of credit requires a minimum outstanding balance of $1.0 million and as of June 30, 1997 the Company had an outstanding balance of $1.0 million.

Under the terms of the Company's sale of its ownership interest in EBETECH, the Company is jointly and severally liable for any claims under an indemnification clause up to a maximum of $729,167. If certain assets of the Company, net of certain liabilities, fall below a minimum amount, the Company is required to place in escrow an amount up to the maximum liability under the indemnification clause. The amount of potential escrow decreases quarterly through the indemnification period which ends in September 1998.

In addition, the Company requires significant working capital to support its research and development efforts and to meet its ongoing production, selling and general and administrative costs.

Historically, the Company has been able to meet its working capital requirements through its existing cash balances and amounts available under its line of credit; as of July 25, 1997, approximately $1.0 was available under the line of credit. Subsequent to March 31, 1997, the Company obtained approval for funding under a research and development contract. The Company also has a letter of intent from a customer which the Company expects will become a firm order as a result of the successful funding of this project. The Company believes these resources are sufficient to meet its working capital needs and future obligations through fiscal 1998.

The Company continues to actively pursue potential customer orders for its existing products. Additionally, the Company is actively seeking strategic relationships with companies which would enhance its ability to commercialize the technology it has developed, strengthen its balance sheet and maximize its long-term success. The specific types of relationships under consideration include joint ventures, research contracts, equipment purchase commitments, or any combination thereof.

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

PanelPrinters and optional equipment generally have ranged in price from $1.8 to $2.7 million and any delay in revenue recognition or cancellation of an order would adversely effect the Company's results of operations, cash flows, or both. Fluctuations in product revenues, and consequently quarterly net income or loss, are largely related to revenue recognition on sales of PanelPrinter units. In addition, the process for turning prospects into firm orders, coupled with the production lead time, may result in a lengthy selling process.

Historically a significant portion of the Company's revenue was derived from research and development contracts. The most significant funding source has been DARPA. Additionally, a significant portion of the Company's historical research and development efforts and development of new technologies to enhance its products have been funded by these contracts. The Company's ability to continue to develop new technologies is dependent upon the Company's ability to internally fund its research and development efforts or to enter into additional research and development arrangements funded by third parties.

New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior period earnings per share data presented after the effective date. The Company will adopt SFAS 128 for the fiscal year ending March 31, 1998. If the standard had been adopted in the first quarter there would have been no significant impact.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In July 1996, the Company sold a PanelPrinter to Micron Display Technology, Inc., an Idaho corporation ("MDT"). The first three payments, totaling $1,032 million were made on schedule. Remaining payments due under the sales contract were not made, and after negotiations with MDT proved fruitless, on January 24, 1997, MDT commenced legal proceedings in Idaho alleging defects in the PanelPrinter and seeking damages. On January 30, 1997, the Company commenced proceedings against MDT in Massachusetts seeking damages for breach of contract as well as incidental damages, and multiple damages and attorneys' fees under Massachusetts General Laws chapter 93A. The legal proceedings were consolidated in Idaho, answers to the complaints were filed and discovery was begun.

In June 1997, the matter was referred to mediation under the auspices of the United States District Court for the District of Idaho. As a result of the mediation, the litigation was settled in July of 1997 pursuant to a confidential settlement agreement between the parties and the legal proceedings were terminated.

Item 4.  Submission of Matters to a Vote of Security Holders.

Vote of shareholders at MRS Annual meeting held on July 31, 1996.

1. To elect one person to the Board of Directors to serve as a Class I Director for three year term (Carl P. Herrmann).

    For Nominee:            5,709,512
    Withheld from Nominee:    443,620

    Directors whose terms continue:
        Robert Schechter
        Griffith L. Resor, III
        Ronald K. Haigh

2. To ratify the appointment of Coopers & Lybrand L.L.P. as auditors for the fiscal year ending March 31, 1998.

    For:                    6,009,852
    Against:                    7,550
    Abstain:                  135,730
    No Vote:                        0






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

                              MRS Technology, Inc.
Date: August 12, 1997         /s/Griffith L. Resor, III
                              Griffith L. Resor, III
                              President, CEO and Director
                              (Principal Executive Officer)

Date: August 12, 1997         /s/ Patricia F. DiIanni
                              Patricia F. DiIanni
                              Vice President, Treasurer,
                              Chief Financial Officer
                              (Principal Financial Officer)