Form 10-Q
period 1997-09-30
MRS TECHNOLOGY INC
filed 1997-11-12
CIK 906768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the six month period ended:    September 30, 1997
Commission File Number:            0-21908

MRS Technology, Inc.
(Exact name of registrant as specified in its charter.)

10 Elizabeth Drive, Chelmsford, MA         01824-4112
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: (978)250-0450

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

YES (X)    NO ( )

Applicable only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                 Outstanding as of
Class:                           November 10, 1997:
----------------------------     -----------------
Common Stock, par value $.01         6,836,552

MRS Technology, Inc.
FORM 10-Q
For the six month period ended September 30, 1997

INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets at
    September 30, 1997 (Unaudited) and March 31, 1997 Consolidated Statements of Operations for the
    Three months ended September 30, 1997 and 1996 (Unaudited) Consolidated Statements of Operations for the
    Six months ended September 30, 1997 and 1996 (Unaudited) Consolidated Statements of Cash Flows for the
    Six months ended September 30, 1997 and 1996 (Unaudited) Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

Part I   Financial Information
Item 1.  Financial Statements MRS Technology, Inc.
         Consolidated Balance Sheets
Assets                                  Sept 30, 1997
Current assets                          (Unaudited)     March 31, 1997
Cash and cash equivalents                $2,070,500       $3,290,982
Accounts receivable, net                  1,831,083        1,978,994
Inventories                               7,526,374        7,313,982
Deposits                                    245,989          169,730
Other current assets                        196,123          102,605
--------------------------------------------------------------------
Total current assets                      11,870,069      12,856,293
Property and equipment, net                  367,850         533,244
Other assets, net                             31,934          37,979
--------------------------------------------------------------------
Total assets                             $12,269,853     $13,427,516
====================================================================
Current liabilities
Accounts payable                         $1,323,027      $   370,644
Accrued expenses                            881,446          813,224
Current portion of obligations
 under capital leases                         9,649           11,096
Customer deposits                           479,874        1,312,389
Other liabilities                           193,371           49,746
--------------------------------------------------------------------
Total current liabilities                 2,887,367        2,557,099
Long-Term Debt                            1,000,000        1,000,000
Long-term portion of obligations
 under capital leases                             0                0
--------------------------------------------------------------------
Total liabilities                         3,887,367        3,557,099
Stockholders' equity
Common stock, $.01 par value; authorized, 20,000,000 shares;
 issued and outstanding 6,808,165 and
 6,776,355 shares respectively               68,082           67,763
Additional paid-in capital               36,409,284       36,383,258
Accumulated deficit                     (28,094,880)     (26,580,604)
--------------------------------------------------------------------
Total stockholders' equity                8,382,486        9,870,417
--------------------------------------------------------------------
Total liabilities and stockholders'
 equity                                 $12,269,853      $13,427,516
====================================================================
The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
Consolidated Statements of Operations
(Unaudited)

                                            Three months ended Sept. 30,
Revenue                                       1997           1996
Product                                     $2,593,116   $3,231,735
Service and other                              621,912      255,632
                                             ---------      ---------
Total revenue                                3,215,028    3,487,367

Cost of revenue
Product                                      2,181,723    2,260,536
Service and other                              227,000      440,617
                                             ---------      ---------
Total cost of revenue                        2,408,723    2,701,153

Gross margin                                   806,305      786,214

Operating expenses:
 Research and development                      578,280      721,503
 Selling, general and administrative           604,880      687,550
                                             ---------      ---------
Loss from operations                          (376,855)    (622,839)

Interest income, net                            33,906       28,281
Interest expense                                27,572          185
Other (expense), net                           (13,201)           0
                                             ---------      ---------
Loss before provision for
 income taxes                                 (383,722)    (594,743)
---------------------------------------------------------------------
Net loss                                     ($383,722)   ($594,743)
=====================================================================
Net loss per share                              ($0.06)      ($0.09)
Weighted average number of common
 shares outstanding (000's)                      6,805        6,718

The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
Consolidated Statements of Operations
(Unaudited)

                                             Six months ended Sept. 30,
Revenue                                        1997           1996
Product                                     $2,593,116    $ 4,106,884
Service                                      1,039,468        512,603
Contract research                                    0        578,483
                                             ---------      ---------
Total revenue                                3,632,584      5,197,970

Cost of revenue
Product                                      2,414,224      2,884,484
Service                                        539,200        732,410
Contract research                                    0        578,493
                                             ---------      ---------
Total cost of revenue                        2,953,424      4,195,387

Gross margin                                   679,160      1,002,583

Operating expenses:
 Research and development                    1,096,304      1,495,815
 Selling, general and administrative         1,111,082      1,454,845
                                             ---------      ---------
Loss from operations                        (1,528,226)    (1,948,077)

Interest income, net                            74,757         74,259
Interest expense                                50,726            389
Other (expense), net                           (10,080)          (816)
                                             ----------     ---------
Loss before provision for
 income taxes                               (1,514,275)    (1,875,023)
---------------------------------------------------------------------
Net loss                                   ($1,514,275)   ($1,875,023)
=====================================================================
Net loss per share                              ($0.22)        ($0.28)
Weighted average number of common
 shares outstanding (000's)                      6,781          6,702

The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
                                        Six month periods ended Sept. 30,
                                                 1997            1996
Cash flows from operating activities
 Net loss                                      ($1,514,628)  ($1,875,023)
Adjustments to reconcile net loss to
 net cash used in operating activities
   Depreciation                                  200,040       375,720
     Amortization                                        0         1,116
  Changes in assets and liabilities
    Accounts receivable                            147,911    (1,483,273)
    Inventories                                   (212,392)    1,152,172
    Deposits and other assets                     (169,777)     (113,428)
    Accounts payable                               952,383    (1,068,022)
    Accrued expenses                                68,222      (179,036)
    Customer deposits from other                  (832,515)    1,032,515
    Other current liabilities                      143,625         9,054
-------------------------------------------------------------------------
Net cash used in operating activities           (1,217,131)   (2,148,205)
Cash flows from investing activities
 Capital expenditures                              (28,566)      (40,070)
-------------------------------------------------------------------------
Net cash used in investing activities              (28,566)      (40,070)
Cash flows from financing activities
 Proceeds from stock purchases under
  employee stock purchase plan                           0        32,556
 Proceeds from employee stock option
  exercise                                          26,662        43,925
 Principal payments under capital
  lease obligations                                 (1,447)         (484)
  -----------------------------------------------------------------------
Net cash provided by financing activities           25,215        75,997

Net decrease in cash & equivalents              (1,220,482)   (2,112,278)
  Cash and cash equivalents at beginning
   of period                                     3,290,982     4,217,880
  Cash and cash equivalents at end
   of period                                   $ 2,070,500   $ 2,105,602
=========================================================================
Supplemental cash flow information
 Interest paid                                     $50,726          $389

The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1. Inventories

Inventories consist of the following as of September 30, 1997 and March
31, 1997:

(In Thousands)          September 30, 1997     March 31, 1997
Purchased parts              $  986                $  941
Work in process               6,540                 5,647
Finished Goods                    0                   726
                             ------                 ------
                             $7,526                $7,314

2. Net Loss Per Common Share

Net loss per common share for the three and six months ended September 30, 1997 and September 30, 1996 are computed based upon the weighted average number of common shares outstanding. Common equivalent shares are not included in loss periods as their effect would be antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior period earnings per share data presented after the effective date. The Company will adopt SFAS 128 for the fiscal year ending March 31, 1998. If the standard had been adopted in the second quarter there would have been no significant impact on earnings per share for the three and six month periods ended September 30, 1997.

3.  Litigation

In July 1996, the Company sold a PanelPrinter to Micron Display Technology, Inc., an Idaho corporation ("MDT"). The first three payments, totaling $1,032 million were made on schedule. Remaining payments due under the sales contract were not made, and after negotiations with MDT proved fruitless, on January 24, 1997, MDT commenced legal proceedings alleging defects in the PanelPrinter and seeking damages.

The litigation was settled in July of 1997 pursuant to a confidential settlement agreement between the parties and the legal proceedings were terminated. The settlement did not result in any significant adverse impact to the Company's financial position, results of operations or cash flows.

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

The Company is currently working on several initiatives. The most significant of these is the contract awarded by the United States Display Consortium (USDC). This contract is for the development of an advanced large area high-throughput step and repeat imaging tool.

RESULTS OF OPERATIONS

TOTAL REVENUE

Total revenue for the three month periods ended September 30, 1997 and 1996 was approximately $3.2 million and $3.5 million, respectively, a decrease of $0.3 million. For the six month periods ended September 30, 1997 and 1996 total revenue was $3.6 and $5.2 million, respectively. Total revenue for the first half decreased $1.6 million.

Product revenue for the three month periods ended September 30, 1997 and 1996, was $2.6 million and $3.2 million, respectively a decrease of $0.6 million quarter to quarter. Product revenue for the first half of fiscal 1998 decreased by $1.5 million from $4.1 million during the first half of fiscal 1997 to $2.6 million. This decrease is due to configuration differences on PanelPrinters sold in each period and the final settlement of litigation surrounding the sale of a PanelPrinter in the second quarter of fiscal 1998 at a settlement price below normal product pricing (See
Note 3 to Notes to Consolidated Financial Statements). The decrease was offset by revenue generated from a contract entered into with the United States Display Consortium ("USDC") in fiscal 1998. This contract was entered into for the research, development and manufacture of an advanced large area high-throughput step and repeat imaging tool. Under the contract, MRS and USDC will share in the cost of the new imaging tool, which will be delivered to a customer of the USDC at the end of the contract.

Service revenue for the three month periods ended September 30, 1997 and 1996 was $0.6 million and $0.2 million, respectively. The revenue for the first six month periods ended September 30, 1997 and 1996 was $1.0 million and $0.5 million, respectively. This $0.4 million increase for the three month period and the $0.5 million increase for the six month period were due to the growing parts and service contract business as customer machines have come off warranty.

GROSS MARGIN

Gross margin as a percentage of total revenue was 25% and 23% for the three month periods ended September 30, 1997 and 1996, respectively and was 19% for the six month periods ended September 30, 1997 and 1996. The increase in gross margin for the three month period was primarily due to increased service revenue which brings a higher gross margin than product revenue.

OPERATING EXPENSES

Research and development expenses for the three month periods ended September 30, 1997 and 1996 were $0.6 million and $0.7 million, respectively. Aggregate research and development spending before allocation to product revenue was $0.9 million and $0.7 million for the same quarterly periods. This $0.2 million decrease in spending for the three month period was primarily due to lower level of consultants and payroll, a result of the headcount reductions taken in January 1997. For the six month periods ended September 30, 1997 and 1996 research and development expenses were $1.1 and $1.5 million, respectively. Aggregate research and development spending before allocation to cost of product revenue was $1.4 million and $2.0 million, respectively. The $0.4 million decrease for the six month period was also attributable to the headcount reductions taken in January 1997.

Selling, general and administrative expenses for the three month periods ended September 30, 1997 and 1996 were $0.6 million and $0.7 million, respectively. For the six month periods ended September 30, 1997 and 1996 expenses were $1.1 million and $1.5 million, respectively. The decrease in both the three and six month periods is attributable to the reallocation of resources in the Company's Japan operations from sales and marketing to service in fiscal 1998 to support the Company's increased service business as well as the headcount reductions taken in January 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents at September 30, 1997 of $2.1 million, a decrease of $1.2 million from the March 31, 1997 balance of $3.3 million. The decrease in cash is primarily due to the loss from operations in the first half of fiscal 1997.

Under the terms of the Company's sale of its ownership interest in EBETECH, the Company is jointly and severally liable for any claims under an indemnification clause up to a maximum of $583,333 at September 30, 1997. If certain assets of the Company, net of certain liabilities, fall below a minimum amount, the Company is required to place in escrow an amount up to the maximum liability under the indemnification clause. The amount of potential escrow decreases quarterly through the indemnification period which ends in September 1998.

In addition, the Company requires significant working capital to support its research and development efforts and to meet its ongoing production, selling and general and administrative costs.

In March 1997, the Company entered into a three year asset-based revolving line of credit agreement which provides for borrowings of up to $4.0 million based on accounts receivable and inventory balances. The line of credit requires a minimum outstanding balance of $1.0 million and as of September 30, 1997 the Company had an outstanding balance of $1.0 million.

Historically, the Company has been able to meet its working capital requirements through its existing cash balances and amounts available under its line of credit; as of November 6, 1997, approximately $1.0 million was available under the line of credit. The Company believes these resources are sufficient to meet its working capital needs and future obligations through fiscal 1998.

The Company continues to actively pursue potential customer orders for its existing products. Additionally, the Company is actively seeking strategic relationships with companies which would enhance its ability to commercialize the technology it has developed, strengthen its balance sheet and maximaze its long-term success. The specific types of relationships under consideration include joint ventures, research contracts, equipment purchase commitments, or any combination thereof.

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

PanelPrinters and optional equipment generally have ranged in price from $1.8 to $2.7 million and any delay in revenue recognition or cancellations of an order would adversely effect the Company's results of operations, cash flows, or both. Fluctuations in product revenues, and consequently quarterly net income or loss, are largely related to revenue recognition on sales of PanelPrinter units. In addition, the process for turning prospects into firm orders, coupled with the production lead time, may result in a lengthy selling process.

Historically a significant portion of the Comany's revenue was derived from research and development contracts. The most significant portion of the Company's historical research and development efforts and development of new technologies to enhance its products have been funded by these contracts. The Company's ability to continue to develop new technologies is dependent upon the Company's ability to internally fund its research and development efforts or to enter into additional research and development arrangements funded by third parties.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior period earnings per share data presented after the effective date. The Company will adopt SFAS 128 for the fiscal year ending March 31, 1998. If the standard had been adopted in the second quarter there would have been no significant impacton earnings per share for the three and six month periods ended September 30, 1997.

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


                              MRS Technology, Inc.

Date: November 10, 1997       /s/Griffith L. Resor, III
                              Griffith L. Resor, III
                              President, CEO and Director
                              (Principal Executive Officer)

Date: November 10, 1997       /s/ Patricia F. DiIanni
                              Patricia F. DiIanni
                              Vice President, Treasurer and
                              Chief Financial Officer
                              (Principal Financial Officer)