Form 10-Q
period 1997-12-31
MRS TECHNOLOGY INC
filed 1998-02-12
CIK 906768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the nine month period ended:    December 31, 1997
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
Class:                            January 29, 1997:
----------------------------     -----------------
Common Stock, par value $.01         6,836,552

MRS Technology, Inc.
FORM 10-Q
For the nine month period ended December 31, 1997

INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets at
    December 31, 1997 (Unaudited) and March 31, 1997 Consolidated Statements of Operations for the
    Three months ended December 31, 1997 and 1996 (Unaudited) Consolidated Statements of Operations for the
    Nine months ended December 31, 1997 and 1996 (Unaudited) Consolidated Statements of Cash Flows for the
    Nine months ended December, 1997 and 1996 (Unaudited) Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

Part I   Financial Information
Item 1.  Financial Statements MRS Technology, Inc.
         Consolidated Balance Sheets
Assets                                  Dec 31, 1997
Current assets                          (Unaudited)     March 31, 1997
Cash and cash equivalents               $ 1,533,451      $ 3,290,982
Accounts receivable, net                  1,292,640        1,978,994
Inventories                               6,880,177        7,313,982
Deposits                                    274,989          169,730
Other current assets                         86,338          102,605
--------------------------------------------------------------------
Total current assets                     10,067,595       12,856,293
Property and equipment, net                 298,935          533,244
Other assets, net                            31,135           37,979
--------------------------------------------------------------------
Total assets                            $10,397,665      $13,427,516
====================================================================
Current liabilities
Accounts payable                        $   201,420      $   370,644
Accrued expenses                          1,076,364          813,224
Current portion of obligations
 under capital leases                             0           11,096
Customer deposits                                 0        1,312,389
Other liabilities                            49,308           49,746
--------------------------------------------------------------------
Total current liabilities                 1,327,092        2,557,099
Long-Term Debt                            1,000,000        1,000,000
--------------------------------------------------------------------
Total liabilities                         2,327,092        3,557,099
Stockholders' equity
Common stock, $.01 par value; authorized,    68,366           67,763
 20,000,000 shares; issued and outstanding
 6,836,552 and 6,776,355 shares respectively
Additional paid-in capital               36,436,167       36,383,258
Accumulated deficit                     (28,433,960)     (26,580,604)
--------------------------------------------------------------------
Total stockholders' equity                8,070,573        9,870,417
--------------------------------------------------------------------
Total liabilities and stockholders'
 equity                                 $10,397,665      $13,427,516
====================================================================
The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
Consolidated Statements of Operations
(Unaudited)

                                            Three months ended Dec 31,
Revenues                                       1997           1996
Product                                     $1,776,595    $ 1,000,000
Service and other                              551,835        587,595
                                             ---------      ---------
Total revenues                               2,328,430      1,587,595

Cost of revenues
Product                                      1,432,189      1,438,013
Service and other                              276,089              0
                                             ---------      ---------
Total cost of revenues                       1,708,278      1,438,013

Gross margin                                   620,152        149,582

Operating expenses:
 Research and development                      378,123         832,191

  Selling, general and administrative          565,782         715,528
                                             ---------      ---------
Loss from operations                          (323,753)    (1,398,137)

Interest income, net                            24,650         24,252
Interest expense                                27,875            150
Other (expense), net                           (12,101)              0
                                             ---------       ---------
Loss before provision for
 income taxes                                 (339,079)    (1,374,035)
Tax Provision                                        0              0
---------------------------------------------------------------------
Net loss                                     ($339,079)   ($1,374,035)
=====================================================================
Net loss per share                              ($0.05)        ($0.20)
Weighted average number of common
 shares outstanding (000's)                      6,827          6,675

The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
Consolidated Statements of Operations
(Unaudited)

                                             Nine months ended Dec. 31,
Revenues                                       1997           1996
Product                                   $ 4,370,211   $  4,427,082
Service                                     1,590,802      1,780,000
Contract research                                   0        578,483
                                             ---------     ---------
Total revenues                              5,961,013      6,785,565

Cost of revenues
Product                                     3,899,066      5,054,907
Service                                       762,636              0
Contract research                                   0        578,493
                                             ---------     ---------
Total cost of revenues                      4,661,702      5,633,400

Gross margin                                1,299,311      1,152,165

Operating expenses:
 Research and development                   1,474,427      2,328,006
 Selling, general and administrative        1,676,864      2,170,373
                                             ---------     ---------
Loss from operations                       (1,851,980)   (3,346,214)

Interest income, net                           99,407        98,511
Interest expense                               78,601           539
Other (expense), net                          (22,535)         (816)
                                            ----------     ---------
Loss before provision for
 income taxes                              (1,853,709)   (3,249,058)
Tax Provision                                        0             0
---------------------------------------------------------------------
Net loss                                  ($1,853,709)  ($3,249,058)
=====================================================================
Net loss per share                             ($0.27)      ($0.48)
Weighted average number of common
 shares outstanding (000's)                     6,806         6,705

The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
                                        Nine month periods ended Dec. 31,
                                                 1997            1996
Cash flows from operating activities
 Net loss                                   ($1,853,709)   ($3,249,058)
Adjustments to reconcile net loss to
 net cash used in operating activities
   Depreciation                               277,505        517,645
     Amortization                                                1,674
  Changes in assets and liabilities
    Accounts receivable                         686,354     (1,511,371)
    Inventories                                 433,805        926,341
    Deposits and other assets                   (82,148)       608,617
    Accounts payable                           (169,224)    (1,303,314)
    Accrued expenses                            263,140        351,326
    Customer deposits from other             (1,312,389)     1,032,515
    Other current liabilities                      (438)        43,633
-------------------------------------------------------------------------
Net cash used in operating activities        (1,757,104)    (2,581,992)

Cash flows from investing activities
 Capital expenditures                           (17,139)       (130,481)
 -------------------------------------------------------------------------
Net cash used in investing activities           (17,139)      (130,481)
Cash flows from financing activities
 Proceeds from stock purchases under                   0        65,332
  employee stock purchase plan
 Proceeds from employee stock option
  exercise                                       27,808         65,222
 Principal payments under capital
  lease obligations                             (11,096)        (2,829)
  -----------------------------------------------------------------------
Net cash provided by financing activities        16,712        127,725

Net decrease in cash & equivalents           (1,757,531)    (2,584,748)
  Cash and cash equivalents at beginning
   of period                                  3,290,982      4,217,880
  Cash and cash equivalents at end
   of period                                $ 1,533,451    $ 1,633,132
=========================================================================
Supplemental cash flow information
 Interest paid                              $    78,601    $       540

The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In managements opinion all adjustments necessary for a fair presentation are reflected in the interim periods presented.

1. Inventories

Inventories consist of the following as of December 31, 1997 and March 31, 1997:

(In Thousands)          December 31, 1997     March 31, 1997
Purchased parts             $  802                $  941
Work in process              6,078                 5,647
Finished Goods                   0                   726
                            ------                 ------
                            $6,880                $7,314

2. Net Loss Per Common Share

Net loss per common share for the three and nine months ended December 31, 1997 and 1996 are computed based upon the weighted average number of common shares outstanding. Common equivalent shares are not included in loss periods as their effect would be antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior period earnings per share data presented after the effective date. The Company will adopt SFAS 128 for the fiscal year ending March 31, 1998. If the standard had been adopted in the third quarter there would have been no significant impact on earnings per share for the three and nine month periods ended December 31, 1997.

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

Business Development

During fiscal 1998, demand for the Company's flat panel display (FPD) equipment products remained low, as previously strong interest in such equipment, particularly in Korea, diminished as a result of the financial crisis in Asia in November and December, 1997. While such interest in Taiwan has remained strong, the delay in implementing the Korean portion of the joint US/Korean FPD initiative has created uncertainty about the eventual outcome of that initiative. Existing orders were shipped as planned, but the uncertainties relating to the entire FPD market has made booking orders for new machines difficult. The Company is continuing to pursue Asian FPD customers and strategic relationships.

At the same time, the Company has seen significant new interest in advanced electronics packaging applications for its PanelPrinter product. The source of this interest is currently mostly in the United States, instead of mostly in Asia, as is the case for interest in FPD manufacturing. As a result of its success in the R&D market for large-area, step-and-repeat photolithography equipment, the Company has extensive experience in working with many different types of substrates, materials and photoresists, not just those used in AMLCD fabrication.
This experience relates directly to the issues being encountered in these advanced packaging applications. The Company is currently quantifying this new opportunity and developing a plan for a fast, focused response to this new opportunity.

The Company's common stock is listed on the NASDAQ National Market. Currently, the Company does not meet one or more of the new cirteria required for continued listing on that market. If the Company is unable to meet such criteria, it could be delisted from trading on the NASDAQ National Market. However, the Company expects it would have a period of several months after February 23, 1998, the effective date of the new criteria, within which to meet such criteria, if the Company had a plan for doing so. The Company is developing such a plan. If the Company is unable to meet the requirements for continued listing on the NASDAQ National Market, the Company could apply for listing on a national stock exchange or other established automated over-the-counter trading market, although there can be no assurance that the Company would meet the listing criteria for such exchange or market.

The Company is currently working on several initiatives. The most significant of these is the contract awarded to the Company by the United States Display Consortium (USDC). This contract is for the development of an advanced large area high-throughput step and repeat imaging tool. This contract is $9.5 million and is about a 50% cost share between MRS and USDC. The contract period is about 30 months.

RESULTS OF OPERATIONS

TOTAL REVENUES

Total revenue for the three month periods ended December 31, 1997 and 1996 was approximately $2.3 million and $1.6 million, respectively, an increase of $0.7 million. For the nine month period ended December 31, 1997 and 1996 total revenue was $6.0 and $6.8 million, respectively. Total revenue for the first nine months decreased $0.8 million from total revenues for the comparable period in the preceding fiscal year.

Product revenue for the three month periods ended December 31, 1997 and 1996 was $1.8 million and $1.0 million, respectively and increase of $0.8 million quarter to quarter. This increase was due to the USDC contract being reported under product revenue in the three month period ended December 31, 1997. Product revenue for the first three quarters of fiscal 1998 and 1997 were flat at $4.4 million.

Service revenue for the three month periods ended December 31, 1997 and 1996 was flat at $0.6 million. The revenue for the first nine month periods ended December 31, 1997 and 1996 was $1.6 million and $1.8 million, respectively. This $0.2 million decrease for the nine month period was due to a one time large single customer order for spares in the nine month period ended December 31, 1996.

Contract research revenue for fiscal 1997 reflects the winding down of the DARPA Contract on which we reported no revenue in fiscal 1998.

GROSS MARGIN

Gross margin as a percentage of total revenue was 27% and 9%, respectively for the three month periods ended December 31, 1997 and 1996 and was 22% and 17% for the nine month periods ended December 31, 1997 and 1996. Product related gross margin was 19% and(44%), respectively for the three month periods ended December 31, 1997 and 1996 and was 11% and (14%) for the nine month periods ended December 31, 1997 and 1996. The product gross margins in fiscal 1997 were negative due to the sale of a reconfigured PanelPrinter and underabsorption of overheads while fiscal 1998 brought better gross margins due to the sale of a retrofitted demo machine previously written off.

Service gross margins remained relatively flat for all periods.

OPERATING EXPENSES

Research and development expenses for the three month periods ended December 31, 1997 and 1996 were $0.4 million and $0.8 million, respectively. Aggregate research and development spending before allocation to product revenue was $0.7 million and $0.8 million for the same quarterly periods. This $0.1 million decrease in spending for the three month period was primarily due to lower level of consultants and payroll, a result of the headcount reductions taken in January 1997. For the nine month periods ended December 31, 1997 and 1996 research and development expenses were $1.5 and $2.3 million, respectively. Aggregate research and development spending before allocation to cost of product revenue was $2.1 million and $2.8 million, respectively. The $0.7 million decrease for the nine month period was also attributable to the headcount reductions taken in January 1997.

Selling, general and administrative expenses for the three month periods ended December 31, 1997 and 1996 were $0.6 million and $0.7 million, respectively. For the nine month periods ended December 31, 1997 and 1996 expenses were $1.7 million and $2.2 million, respectively. The decrease in both the three and nine month periods is attributable to the reallocation of resources in the Company's Japan operations from sales and marketing to service in fiscal 1998 to support the Company's increased service business as well as the headcount reductions taken in January 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents at December 31, 1997 of $1.5 million, a decrease of $1.8 million from the March 31, 1997 balance of $3.3 million. The decrease in cash is primarily due to the loss from operations in the first nine months of fiscal 1997.

Under the terms of the Company's sale of its ownership interest in EBETECH, the Company is jointly and severally liable for any claims under an indemnification clause up to a maximum of $437,500 at December 31, 1997. The amount of liability decreases quarterly through the indemnification period which ends in September 1998.

In addition, the Company requires significant working capital to support its research and development efforts and to meet its ongoing production, selling and general and administrative costs.

In March 1997, the Company entered into a three year asset-based revolving line of credit agreement which provides for borrowings of up to $4.0 million based on accounts receivable and inventory balances. The line of credit requires a minimum outstanding balance of $1.0 million and as of December 31, 1997 the Company had an outstanding balance of $1.0 million.

Historically, the Company has been able to meet its working capital requirements through its existing cash balances and amounts available under its line of credit; as of January 28, 1998, approximately $1.0 million was available under the line of credit. The Company believes these resources are sufficient to meet its working capital needs and future obligations through fiscal 1998.

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

FACTORS AFFECTING FUTURE RESULTS

The ability of the Company to attain the financial or other results that may be planned, forecasted or projected from time to time is subject to a number of factors, including the ability to obtain new orders and the timing of recording the related revenue, the ability to develop and manufacture new products, the ability to respond to competitive technology and pricing pressures, adequate availability of major components, and the ability to maintain key employees for hardware, software, motions and imaging technologies. In addition, the Company has historically been dependent upon a limited number of markets and geographic areas to sell its product, the PanelPrinter. Therefore, the Company's financial position and results of operations may be impacted by economic and market conditions in the markets and regions into which it sells its products.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior period earnings per share data presented after the effective date. The Company will adopt SFAS 128 for the fiscal year ending March 31, 1998. If the standard had been adopted in the third quarter there would have been no significant impact on earnings per share for the three and nine month periods ended December 31, 1997.

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

Date: February 10, 1998        /Signed/

                              Griffith L. Resor, III
                              President, CEO and Director
                              (Principal Executive Officer)

Date: February 10, 1998        /Signed/

                              Patricia F. DiIanni
                              Vice President, Treasurer and
                              Chief Financial Officer
                              (Principal Financial Officer)