Form 10-K405
period 1998-03-31
MRS TECHNOLOGY INC
filed 1998-06-12
CIK 906768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Fiscal Year Ended March 31, 1998
Commission File Number  0-21908


MRS Technology, Inc.
(exact name of registrant as specified in its charter)

Massachusetts                                          04-2904966
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

10 Elizabeth Drive, Chelmsford, MA                01824-4112
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (978)250-0450

Securities registered pursuant to Section 12(b) of the Act:  None
Exchange on which securities are registered:  NASDAQ
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of June 1, 1998, the aggregate market value of outstanding shares of the voting stock held by non-affiliates was $1.4375.

As of June 1, 1998, 6,858,763 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.


               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on July 28, 1998 are incorporated by reference into Part III of this Report.

PART I

Item 1. Business

General

MRS Technology, Inc. was founded in February 1986 to develop and manufacture photolithographic equipment for the production of flat panel displays (FPDs), principally active matrix liquid crystal displays (AMLCDs). The Company's innovative photolithographic system, the PanelPrinter, is a "stitching step-and-repeat" imaging system which prints large-area integrated circuit patterns, a critical step in the FPD production process.

Two years and $10,000,000 were spent developing the first PanelPrinter, which pioneered the high speed stitching of integrated circuit (IC) images using the thin film transistor (TFT) process. With technology superior to its competitors, especially for larger, higher-resolution FPDs, the Company succeeded in winning a dominant share of the market for FPD research and development laboratories and pilot production lines. This success led to an initial public offering (IPO) in July 1993, in which the Company raised $15,600,000 of additional capital. From fiscal 1993, just prior to the Company's IPO, through fiscal 1995, the Company generated three successive years of profitable operations, attaining revenues of $22,400,000 and profits of $1,600,000 in fiscal 1995. Since its inception, through IPO funding, Defense Advanced Research Projects Agency (DARPA) contracts and from margins on over $50,000,000 of products sold, MRS continued to develop and advance the technology required for production of much larger FPDs on increasingly larger substrates.

MRS succeeded in capturing a portion of the worldwide research and development market and substantially all of the U.S. FPD production market. However, the U.S. production market has not developed as a volume producer of FPDs. Additionally, MRS was unsuccessful in penetrating the Japanese market, the largest producer of FPDs, which is dominated by Nikon and Canon, the Company's principal competitors.

Japanese manufacturers received little or no competitive pressure for FPD manufacturing from the rest of the world. Therefore advances in display sizes and resolution came slowly, delaying the need for the Company's principal competitive advantages. As a result of these factors, in late fiscal 1997, the Company reduced its expense base. Additionally, in early fiscal 1998, the Company narrowed its focus to the high volume FPD manufacturing market for its growth rather than the lower volume research and development market. More specifically, the Company primarily focused on the Asian market where the production plans for desktop FPDs were greatest and requirements for larger, higher resolution displays better matched the Company's strengths. However, the Asian economic crisis in the Company's fiscal 1998 prevented the Company from achieving its expected growth. Additionally, desktop FPDs remain an expensive, optional luxury further delaying market demand. All of these factors left the Company with extensive technology designed for markets which were either already dominated by competitors' products or which did not grow as expected, and are not expected to show significant growth in the near term.

In the fourth quarter of fiscal 1998, the Company identified a new potential market for its large-area photolithograpic technology. The Company observed that fabricators of advanced chip (IC) packaging applications are experiencing yield loss related to rapidly increasing complexity and operating speeds of microprocessors and other logic chips. Resulting demands on printed circuit board (PCB) manufacturing technology include reduced linewidths and tightened registration, demands which are beyond the capability of traditional contact printing techniques. In March 1998, the Company announced that it would enter a new large-area lithography market of high density interconnect (HDI).

The HDI market is being driven by the factors described above. The Company believes that certain of its existing product capabilities encompass the functionality required to reduce the yield loss being experienced. In April 1998, the Company received its first order for a Model 5200 PanelPrinter from an HDI fabricator.

HDI Overview

The Company plans to use its existing PanelPrinter inventory to help key customers through process development. The first such sale was announced on April 21, 1998. Information and experience gained in these initial installations will be applied to the development of a new product optimized for HDI market requirements, using much of the Company's existing technology. The initial focus will be on the chip packaging segment of the HDI market where linewidth reduction and layer-to-layer registration requirements have been greatest. Other segments of the much larger total HDI market will be targeted after a significant market share has been established in the chip packaging segment. Downstream development of these systems will be driven by industry and customer requirements as these evolve.

The printed circuit industry is in the midst of significant technological change aimed at producing a significant increase in density at no additional cost to the board purchaser. The fabrication technology that is enabling this change is called microvia construction. This technology, which is useful over a wide range of electronics interconnect applications, is being driven primarily by:

Area array silicon platforms. Ball grid array and chip scale substrates are needed for bare silicon applications providing access to high device leadcounts in small package areas. These high I/O count requirements outstrip the traditional, single metal, peripheral leadframes that have formed the backbone of silicon packaging since the integrated circuit was invented. They result in film, rigid, and build up multilayer silicon platforms to provide electrical access and a standardized physical interface to leading edge silicon.

Interconnection of area array platforms. Ball grid arrays and chip scale packages will coexist with traditional surface mount components for many years. Their increased use means more solder joints per square centimeter of substrate. This increases the density of the substrate in two ways: first, connection access to the array grids with via structures and line widths that can be accommodated within the array, and; second, interconnection between arrays and other components. Both of these requirements increase demand for microvias.

Small form factor systems. Eighteen percent of the world's electronic systems fall into the category of being complex enough and small enough to potentially demand microvia substrates. These systems are often dense double-sided assemblies with solder joint densities that are typically double today's conventional multilayer-based assemblies. These systems are not limited to hand-held applications (e.g., cellphones), they are also seen in such areas as automotive electronics and embedded processor modules. All of these small form factor systems are driving toward the need for microvias, as manufacturers must produce smaller, denser system packages, which in turn, increase system performance and decrease system cost.

Microvia substrate fabrication, which involves the sequential build-up of multiple levels of interconnect, is reaching a limit in interconnect density due to poor layer to layer registration control and inadequate feature definition below 3 mils (0.003 inches). In order to meet the Semiconductor Industry Association road maps for chip carriers, the industry must change the way it performs the imaging process on microvia substrates. Projection lithography has been commonly accepted as the solution, however, no particular projection lithography method has yet emerged as the best choice. Up to this point, no tool has offered the combination of higher resolution, better registration, and high throughput. The Company believes that its stepper technology is ideally suited to satisfy all three of these demands.

Several methods of fine feature formation are being explored by the industry including scanning projection lithography, laser drilling of via holes, laser direct imaging, and laser ablation of metallization levels. None of these techniques, however, offer the level of process control afforded by large area step-and-repeat lithography. There is no consensus in the market for which method will ultimately dominate, but there is a clear precedent in the wafer processing industry. The situation is closely analogous to that of twenty years ago in the integrated circuit industry, when increasing chip-level device and interconnect densities moved beyond the ability of then current manufacturing equipment, contact and proximity printers. The first wafer stepper was installed in an integrated circuit production line in 1979.
Today, the wafer stepper is the dominant imaging tool for integrated circuits with a total available, worldwide equipment market measured in billions of U.S. Dollars.

The HDI market for lithography tools is split between circuit layer patterning and via hole patterning. The split is primarily the result of the dramatically different throughput constraints for these two segments due to the nature of the photo materials used. Laser drilling of vias is seen as a significant competitive technology in via formation for low via-count applications, but suffers a dramatic throughput disadvantage in the high via-count chip carrier segment. The chip carrier segment is projected to be the fastest growing segment of the microvia market and is the one best suited to the Company's step-and-repeat technology.

The Company has a good entry position for supplying tools into the chip carrier market through the existing 5200 PanelPrinter systems. This machine is not optimized for the market, but will satisfy the needs of early adopter manufacturers anxious to supply high performance chip carrier substrates. Medium and long term market growth for the Company will be based on an evolved 5200 platform that provides large substrate support (such as the 18-inch by 24-inch substrate now standard in the PCB industry), a wide field i-line projection lens, and a cost-reduced manufacturing infrastructure.

Manufacturing Technology

In the context of electronics manufacturing, photolithography provides accurate and precise imaging by replicating detailed patterns from master artwork sources onto successive layers of conductive, semiconductive and insulating materials to form microstructures, such as transistors, diodes, resistors, connecting lines and holes, all intended to result in a product which performs specific functions, most often involving the sensing, storing, transmitting, processing or displaying of information. This multi-layer production process is used to manufacture integrated circuits, FPDs, and more recently, multi-layer printed circuit boards and chip carriers, products which contain large numbers of microstructures and the patterns which connect them. The layers are built up one by one on a substrate base. For the first layer, a material is applied to the substrate. Next, a coating of light-sensitive photoresist chemical is applied. A series of master patterns is then successively imaged onto the photoresist by a photolithography system, using a projection lens and an illuminator. Each pattern exposed onto the photoresist is then developed and etched. Developing removes the exposed photoresist pattern, while unexposed photoresist remains. Through a chemical process, etching then removes the metal layer in the exposed area, leaving the pattern replicated from the master artwork. For the second layer, an insulating material, such as silicon nitride, is applied on top of the previous layer. Again, a coating of photoresist is added and the plate is exposed, developed and etched. These steps are typically repeated several times, or as many times as there are layers in the process. The size, shape and electrical property of each material remnant, and the order in which they have been layered into the microstructure, determine the functionality of the microstructure.

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

Precise coordination of machine systems is necessary to achieve the accuracy required to position adjacent images and registration of the various image layers of a large area integrated circuit. The technological challenges of image positioning and registration alignment are made even more complicated by the distortion in substrate shape that can occur as a result of temperature changes during the production process. In addition, photolithographic systems must operate with sufficient speed to make volume production of products possible.

Imaging equipment used in HDI fabrication is evaluated in terms of registration, resolution, and cost or value of ownership. Alternate technologies and competing equipment options each have benefits on one or more category of performance. The Company believes that its new HDI system will be the first to excel in all three of the categories.

- Registration A board's capacity can be increased by adding layers of circuitry. Advanced PCBs typically require four to sixty layers, with the majority between the four and ten layers. Circuit traces from one layer must be connected to at least one other layer. Connection between layers is accomplished by a variety of via technologies. A via is typically a hole placed in a "pad" area of a signal trace, cut through one or more insulating layers, and plated or filled to provide electrical continuity to a lower layer. The pad in the upper layer must be positioned accurately with respect to the lower layer. The relative alignment of pads on corresponding layers is referred to as registration.

- Resolution Smaller features allows more signals to be routed through a given area on a board. Shorter run lengths also have a benefit of better impedance control, resulting in faster switching rates and lower power requirements. Lithography tools must be able to produce patterns in very thick layers of photoresist and on substrates with large planar deviations (warp, bow, taper, etc.).

- Cost of Ownership Cost of ownership is made up of many contributing factors. The purchase price is typically allocated over three years. In addition to the cost of the system, fabricators consider the cost of factory clean room space, utilities, maintenance costs, and tooling, such as the cost of master artwork reticles or photomasks. Additional factors are becoming more significant as equipment costs rise and production specifications increase, the most significant of which are utilization, or up-time, and product yield, the percentage of good parts produced to total parts produced.

Competing equipment options for imaging equipment used in HDI fabrication include contact printing, projection scanning, laser direct imaging, and step and repeat lithography.

Contact printing is currently used for the majority of PCB fabrication. With an average selling price of $100,000 to $600,000 and little maintenance, it is a cost effective method for low to medium resolution work. Many leaders participating in small scale production of laminate multi-chip modules and other chip carriers, as well as those producing dense miniature boards for portable applications, have reduced contact printing resolution to 3 to 4 mil (75 to 100 microns), but suffer from extremely low yield at this resolution level, mostly as a result of particle contamination.

The most significant problem with contact printing is inaccurate layer-to-layer registration. Standard processes between exposure steps cause the boards to shrink or expand while master artwork is fixed in size, causing registration errors in scaled boards. An initiative has been put in place to characterize dimensional instability in the boards so masks can be created with prescaled artwork. This may improve registration on average, but board-to-board scale variation and within-board scale variation cannot be corrected.

Contact printing does benefit from the lowest initial purchase price. Simplicity allows for a very low maintenance cost and high utilization. However, for high resolution, yield loss becomes a significant factor in the overall cost of ownership.

Projection scanning systems have been developed to provide a large field non-contact lithography process. The initial purchase price of a scanning system is approximately $1,200,000, or twice that of a contact printer. The optics are capable of producing better than 4 micron images without potential contamination from contact. However, in actual production the 4 micron specification has not been achieved due to thick, low contrast resists typically used, and the inability to automatically change focus during exposure. Limited depth of focus of the optics may cause problems with many of the warped and tapered boards. Thick photoresist layers and focusing requirements over rolling topography make matter much worse. Scanning requires large, expensive mater artwork masks to produce the images. This process lends itself well to large format boards which require nonrepetitive artwork. However, it is less effective for small format boards such as chip carriers and portable applications. Such applications can use less expensive and more precise small format masks with patterns stepped and repeated across the substrate.

Registration on projection scanners is better than that of a typical contact printer due to use of advanced alignment systems. Complicated motions of both mask and substrate make registration accuracy more difficult to achieve than with step and repeat systems. In addition, the fixed 1:1 relationship between artwork and printed image does not allow a simple means to adjust for board scaling. Complexity of the system, and reputed poor reliability raise the total cost. With the potential failure to meet resolution goals, the yield improvement may not justify the increase in other cost factors.

Laser Direct Imaging (LDI) is a relatively new technology which has some advantages for PCB R & D and prototyping. The initial purchase price of an LDI tool is in the range of $850,000 to $1,400,000. Its non-contact lithography process eliminates the contamination problem associated with contact printers. The laser beam is directed to create an image directly from a computer file without the need for an expensive mask. LDI systems produce finer resolution than contact printers, but at a cost of reduced throughput.

Registration on LDI tools is better than that on contact printers. Control of the writing beam is accurate. The writing pattern may be adjusted to correct for a predetermined substrate scale. Compensation for board-to-board variation and within-board variation may also be possible in the future, but with a potentially significant loss in throughput due to computation time.
The Cost of ownership on LDI tools may be too high for a high-volume production environment, due to high cost and relatively low throughput.

Optics for step and repeat systems can be built to resolve sub-micron features, but this capability will not be required in the HDI market for several years. The Company's new HDI system balances lens cost with resolution and field size to achieve the initially required 12.5 micron resolution with the best customer cost of ownership. The resulting lens has a large depth of focus to compensate for warped and bowed substrates. The HDI system design provides the tightest registration control of all HDI imaging technologies. The alignment system can accurately measure substrate scaling. Corrections may be applied at each exposure site allowing compensation for board to board variations and within board variations.

The average selling price of step-and-repeat systems is expected to be approximately $1,600,000. The cost of small masks used on step and repeat systems is less than the larger masks for scanners. Reliability is better than that of LDI and scanners, but not as good as contact printers. The total cost of ownership is lowest because throughput approaches that of contact printing, and higher yields are achievable at lower resolution levels.

The Company's Technology

Since its organization in 1986, the Company has devoted substantially all of its resources to the design and manufacture of photolithographic systems that meet technological challenges faced by manufacturers. The Company has focused on the following system features:

- Alignment - A combination of a vision system with proprietary algorithms and proprietary motions software provides highly accurate layer-to-layer registration.

- Scalability - Detecting and measuring microscopic distortion in substrate shape compensates for distortion by adjusting the image projected on the substrate.

- Ease of Use and Flexibility - Employing proprietary set-up, self-calibration and user interface software simplifies the set-up, testing, imaging and resetting processes, thereby improving productivity.

- Reliability/Ease of Maintenance - Designed to employ low-friction air bearings and advanced diagnostic capabilities -- both on-site and from remote locations -- the Company's system minimizes downtime and enhances throughput capability.

Alignment. Accurate measurement is critical to precise image positioning and registration, the accurate superimposition of images on successive layers.
The PanelPrinter uses laser interferometry to accurately measure and control the position of the substrate, and a machine vision system to precisely measure the location of alignment mark images on the substrate. Job execution software compares the location of the measured marks to reference marks stored in the system computer. The results are then translated by the software and used to correct the position of the stage and camera hardware to bring the substrate into accurate "alignment" with the system.

Scalability. Substrates tend to distort when subjected to high temperatures used during the production process. Compensation for such distortion is done with the scalability feature. Measurement data taken during the alignment process is used to determine the substrate shape changes. Job execution software compensates for these changes by "scaling" the stepping motions of the stage, and by adjusting the magnification of the projected image. These corrections optimize the size, shape and position accuracy of the projected image over the underlying, previously exposed image.

Ease of Use and Flexibility. The complexity inherent in operating a photolithographic system makes ease of use and flexibility particularly desirable to customers. The Company's software incorporates advanced computer graphics and flexible, simple user interfaces to set up and carry out machine instructions. The software facilitates the production of a variety of product types and sizes and improves productivity.

Measurements and correction software provides rapid set-up and self-calibration routines. A number of tests, including statistical analyses, can be run to verify system performance. This software, among other functions, calibrates the position of the lens and enables automatic adjustment of image positioning. This self-calibration routine eliminates the need to expose and develop test substrates and reduces set-up time from the hours generally required by mechanical means to under ten minutes.

One of the Company's software modules leads the user through a graphical, step-by-step process of electing patterns and their appropriate printing sequence. Once a job execution program is entered into the system, it can be initiated with a single command. Other software modules provide operators with access to extensive, on-line interactive manuals, which are customized for specific machine configurations and periodically updated.

All of the technology referred to above were developed for the FPD market, but will also be useful in addressing the needs of the HDI market. Although the Company believes its existing technology is sufficient to meet the needs of HDI in the short term, additional technology will need to be developed for completing the new product optimized for the HDI market. Initially, this will involve relaxing some of the precision and resolution previously developed to achieve higher throughput and reduce costs. Previously developed precision and resolution can be worked back in on future systems, as industry technology road maps suggest may be required, but additional technology will need to be developed to maintain high throughput. There can be no assurance that the Company will have adequate resources todevelop such additional technology.

Customers and Marketing

Historically, photolithographic systems such as the Company's PanelPrinter have been used for commercial and research purposes. Potential commercial customers included manufacturers of electronic products that incorporate FPDs. Potential commercial customers also include original equipment manufacturers that seek to manufacture and sell FPDs as individual components.

The capital and technological investments required for manfacturers entering the FPD market are substantial. As a result, there has been a limited number of potential customers for the Company's PanelPrinter. Of the limited number of potential customers, the majority are located outside the United States to date, principally in Japan and Korea. The Company's ability to compete effectively in the Japanese and Korean markets has been limited by its small size, its geographic location and its selection of regional representatives.

The chip carrier segment of the HDI market is an emerging market, with the initial fabricators representing the initial potential customers, most of whom are in the process of evaluating new lithography methods for high performance chip carrier production requirements. The Company intends to serve these customers with simple variants of the Company's existing stepper products having only minor modifications from the standard FPD configurations. These tools are expected to be used in pilot production lines where new and/or modified processes will be required.

Through strategic partnerships with these initial customers, especially those who are volume manufacturers, the Company expects to leverage its early relationships into a marketing program which is reference driven;
manufacturers recommending to other manufacturers. The Company believes these partnerships will establish the credibility necessary to penetrate the broader HDI market.

Historically, cooperation with the U.S. government has been an important factor in achieving technological leadership in the FPD manufacturing equipment industry. Since 1990, the Company has received funding from agencies of the U.S. government for certain feasibility studies and production of a next-generation FPD photolithographic system. Under these funding arrangements, the U.S. government generally has limited rights to use certain critical technical data and computer software, however, the Company retains ownership of the developed technology. The Company does not intend to seek funding from the U.S. government for developing technology for the HDI market.

In North America, the Company sells directly to customers through the efforts of its marketing and sales staff and through relationships that its management have with customers throughout the industry. Overseas, in addition to its efforts to sell directly, the Company uses distributors and foreign sales representatives to sell its product.

Products

The Model 5200 PanelPrinter features an optical projection system, a high-speed, laser-metered substrate stage, an automated reticle handler and a sophisticated substrate alignment system, all integrated with the Company's proprietary software. For certain applications, the PanelPrinter currently is capable of an hourly throughput rate of up to 80 large-area substrates.

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

Other Products

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

The Company has several software products that enhance productivity. The Company's job setup software -- PanelCADTM -- uses a graphical interface rather than complicated programming language, to set up and edit jobs. PanelCALTM -- the Company's automatic calibration software -- allows the user to constantly monitor imaging performance without the need for test substrates, off-line measurements or manual mechanical adjustments. The Company's PanelSCALETM software allows for automatic adjustment for process-induced substrate distortions. The PanelPrinter's automatic measurement and topography software adjusts stage and camera positioning to maximize stitching and registration accuracy.

Future Product

A new lithography system for cost effective, high volume HDI fabrication will be developed. The initial specifications for this system have been established. Additional refinements to the specification will be provided by likely users. This development project will incorporate a newly designed i-line lens (purchased) and illumination system (purchased), a new motions system with at least 18 x 24 inches of travel (purchased), a new machine-vision based alignment system (purchased), and a new substrate handling system (purchased). The remaining subsystems will be primarily MRS designed and will, wherever practicable, use existing MRS designs (modified) from the Model 5200, 6700, and 11000 PanelPrinter systems.

Operations

Historically, the Company has operated primarily as an assembly, test and systems integration company. Except for extensive motion systems, vision systems and proprietary software, most other components of the PanelPrinter are either manufactured by others as custom components or are standard electronic components purchased from major manufacturers or distributors. The Company generally builds PanelPrinters to order and lead times can be up to nine months.

The manufacturing process for the PanelPrinter has two stages. The first stage is assembly. Because the Company purchases most of the system components, the Company performs little processing of raw materials. The major components that make up the assembly of a PanelPrinter are the main projection lens, illuminator, environmental chamber, granite base, stage, air bearings, laser systems, boards and plate handlers. Following assembly, testing an integration of the system, the second stage of the process begins. At this point, the system software is installed and trial panels are manufactured to ensure that lens assembly and stage motions are coordinated.

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

While many of the components of the PanelPrinter are available from a variety of outside vendors, the main projection lens is available only from a limited number of sources. Management believes that a total of four or five companies worldwide have the ability to manufacture lenses of the quality used in the PanelPrinter. Two of these manufacturers, Nikon and Canon, are direct competitors of the Company. To date, substantially all of the Company's lenses have been provided by Tropel, a precision optics and metrology products manufacturer. Although an alternative source for PanelPrinter lenses would likely require at least 12 months to produce a lens to the Company's specifications, the Company has established relationships with other lens manufacturers.

The primary difference in operations based on the plan for entering the HDI market will be to place an even greater reliance on purchased subsystems over Company-developed subsystems. The objective will be to build lower-cost, higher throughput systems which increase the value of ownership of such systems to customers.

Competition

The market for FPD manufacturing equipment is intensely competitive and subject to rapid technological change. Historically, the Company competed directly with two other major manufacturers of large-area projection photolithographic systems, Nikon and Canon.

For both HDI and FPD markets, there are a number of bases on which manufacturers of photolithographic systems compete. The relative importance of these varies depending on whether the system is being purchased for use in a research environment or for use in a volume production environment. In the research environment, the most important competitive factors are technical performance (including resolution and uniform critical dimension control), reliability and technical features (including scaling, motions technology and systems integration). In the volume production environment, the critical competitive factors are throughput, reliability, long-term relationship with the manufacturer, technical performance and the manufacturer's reputation and financial stability.

While precise statistics are not available, the Company believes that Nikon is the FPD lithography market leader, with the largest installed base of large-area photolithographic machines used in the manufacture of AMLCDs. At present, most AMLCD production takes place in Japan, and Nikon is the primary source for photolithographic systems in the Japanese market. Nikon regularly announces new features for its line of photolithography machines. The Company's other major competitor is Canon. Both Nikon and Canon have much greater financial resources, broader product lines and greater customer service capability than the Company. Additionally, they are located in a major market area and have larger, more established customer bases.

Imaging equipment used in HDI fabrication includes contact printers, projection scanners, laser direct imaging systems, and most recently, step and repeat lithography systems. There are a large number of manufacturers of contact printers. Performance of contact printing is not expected to match the requirements for HDI.

There is one strong competitor for projection scanning, Tamarack, supplying a mature scanning system to both flat panel and PCB markets (Tamarack also produces contact printing equipment). There are also two competitors, Anvik and Ultratech, with systems in prototype phase. The Tamarack system has achieved a fair level of success in flat panel manufacturing, primarily in production of color filter plates. This application requires fairly high resolution (approximately 5.0 microns), but less than 5 micron registration control.

Anvik has been working on various models under a number of government funded projects. Anvik systems have yet to be placed into actual production. Ultratech has also applied their 1X optics to a prototype high resolution scanning machine, but only at the smaller silicon wafer sizes. Both Anvik and Ultratech claim lower depth of focus than the Tamarack system.

Two competitors in laser direct imaging, ETEC and Jenoptik, produce laser direct imaging equipment for PCB applications. Jenoptik's Model DP-40 was installed at one customer site, and never reached either throughput or reliability goals. The Jenoptik product line is now marketed by Israel-based Orbotech. Resolution performance falls below the requirements for HDI applications with no indication that a high resolution model is on the way. ETEC acquired Polyscan to add to their world leadership portfolio of e-beam and laser direct write systems for mask generation. The original product was based on lower resolution, like the Jenoptik DP-40. New optics have allowed migration to competitive resolution, at the cost of throughput. Emphasis on mask generation equipment may hamper efforts to develop registration improvements.

The Company believes that it is the only company actively pursuing step and repeat technology for HDI applications. Barriers to entry include material handling, scale compensation, and imaging requirements through a large depth of focus. Companies that could have the ability to develop step and repeat equipment for HDI applications are those with current wafer stepper or flat panel display stepper experience, such as ASM Lithography, Canon, Nikon, Silicon Valley Group, and Ultratech Stepper. All of these companies have historically focused substantially all of their development efforts on their primary market, wafer steppers, however.

Research and Development

Since inception, the Company has strived to develop the highest performance tools for the FPD market. Because of this and the complexity of photolithographic technology, very few outside vendors had the capability to provide modules at the subsystem level that would meet the demanding performance criteria expected. As a result, many of the mechanical and electrical components in the PanelPrinter were custom designed and fabricated internally by the Company. This has led to a relatively high cost structure for the existing PanelPrinter products.

The performance level requirements of the HDI market, although high, are not expected to require that the Company continue to design and manufacture many of the mechanical and electrical components internally. The Company's product development strategy for HDI lithography systems is expected to incorporate purchased, commercial components and subsystems wherever practicable.
Internal development of proprietary components and subsystems will only be done where necessary in cases which exploit our core competencies in precision mechanics, optics, and software.

Photolithographic equipment design requires the cooperation and management of four distinct engineering disciplines: electrical, mechanical, optical and software. As of March 31, 1998, of the Company's 18 engineers, 3 are administrative, 2 are electrical engineers, 7 opto-mechanical, and 6 software. The Company's primary research focus has been the design and development of enhancements to its PanelPrinter.

In the fiscal years ended March 31, 1998, 1997 and 1996, the Company incurred aggregate research and development costs of $3.4 million, $3.5 million and $4.9 million, respectively. Those costs include $1.1 million, $0.5 million and $2.6 million, respectively, allocable to product development or contract research related contracts in these periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Intellectual Property and Proprietary Technology

The Company believes that it would be difficult to reproduce the accumulated know-how embodied in the PanelPrinter and that this is its primary source of protection. For instance, the Company believes that its software, which is central to its motions, throughput, and image control technology, would be difficult to duplicate without access to the source code. However, there can be no assurance that the Company's accumulated know-how could not be reproduced, or that its intellectual property and proprietary rights are adequately protected or can be adequately policed. There may also be pending or issued patents of which the Company is not aware which the Company might be required to license or to challenge at possible considerable expense to the Company. There can be no assurance that any such license would be available on acceptable terms, if at all, or that the Company would prevail in any such challenge.

The Company also relies on a combination of patents and confidentiality agreements. The Company holds four patents in the United States relating to optical alignment within the photolithographic and precision motion systems. The Company currently has a total of eight patent applications pending, five in the United States and three overseas.

Employees

As of March 31, 1998, the Company had 55 employees, of whom 18 are employed primarily in research and development, 10 are employed in manufacturing, 9 are employed in customer support, 4 are employed in sales and marketing, and 14 are employed in general and administrative functions. The Company has historically not encountered difficulties with its employees and turnover has primarily been associated with workforce reductions taken by the Company. The Company is highly dependent on certain management and technical employees in such critical areas as the development of hardware, software and motions and imaging technology. The loss of any such personnel could have a material adverse effect on the operations of the Company, and there is no assurance that the Company will be able to retain such personnel.

Backlog

Backlog at March 31, 1998 was $0.5 million as compared with $1.5 million at March 31, 1997 and $2.2 million at March 31, 1996. The Company includes in backlog only those orders for product shipments and contract billings for which a confirmed order has been received by the date on which the backlog is computed. Backlog for which delivery had been specified within twelve months at March 31, 1998, March 31, 1997 and March 31, 1996 was $0.5 million, $1.5 million and $2.1 million. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential delays in product shipments and contract performance, the Company's backlog as of any particular date may not be representative of revenues for any succeeding period.

Item 2. Properties

The Company leases 34,579 square feet of space in its sole manufacturing and research facility, located at 10 Elizabeth Drive in Chelmsford, Massachusetts. The Chelmsford facility is also the Company's headquarters. Management believes that existing space and space otherwise available is adequate to support Company operations through fiscal 1999.

Item 3. Legal Proceedings

On January 24, 1997, Micron Display Technology ("Micron Display") brought suit in Idaho against the Company alleging in five counts of breach of contract, breach of implied warranties, and breach of express warranties, in connection with a Model 5200 PanelPrinter (the "PanelPrinter") which the Company alleged Micron Display purchased from the Company in 1996. On January 30, 1997, the Company filed an action in Massachusetts against Micron Display alleging in two counts breach of contract and violation of M.G.L. c. 93A, in connection with Micron Display's nonpayment for the PanelPrinter.

The parties disputed which documents constituted the contract between them. Further, Micron Display alleged, among other things, that the PanelPrinter failed to meet certain performance specifications contained in what it contended constituted the contract, and that, as a consequence, it was entitled to the return of its $1.0 million deposit and the conversion of the parties' relationship to a lease of the PanelPrinter, or a PanelPrinter of like quality. The Company maintained that other documents constituted the contract, pursuant to which there was no right to convert the relationship to a lease, and further denied that the PanelPrinter failed to meet specifications set forth in the document cited by Micron Display. The Company sought approximately $1.4 million as the balance of the unpaid contract price, and additional remedies under the Massachusetts Unfair Business Practices Act.

On July 23, 1997, the parties executed a Settlement Agreement resolving their disputes and releasing all claims against each other. Both lawsuits have now been dismissed. While the specific terms of the Settlement Agreement are confidential, the settlement generally provided for a lump sum payment to be made by Micron Display to the Company at the time the Settlement Agreement was executed, and further monthly installment payments to be made thereafter. These payments, together with Micron Display's initial deposit, constitute payment in full for the PanelPrinter. The Company in turn has agreed to provide Micron Display with an extended warranty with respect to the PanelPrinter, as well as technical assistance and certain modifications to the PanelPrinter. No significant amounts due to or from Micron remain outstanding at March 31, 1998.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.

Item 4a. Executive Officers of the Registrant
Name                            Position with the Company
Carl P. Herrmann                President, CEO and Chairman of the Board
Patricia F. DiIanni             Vice President and Chief Financial Officer
John L. Steele, Jr.             Vice President, Secretary and General Counsel

Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors or until their successors are duly elected and qualified. There are no family relationships among any of the directors or executive officers of the Company.

Carl P. Herrmann, has been President, CEO and Chairman of the Board since February 1998. Mr. Herrmann has been serving on the Board of Directors since May of 1997. Prior to joining the Company's Board of Directors he had been an independent management and international marketing consultant since December 1994. From July 1991 to November 1994, he was at Solbourne Computer, Inc. from April 1992 as President and Chief Executive Officer. From May 1989 to November 1990 he was the Hong Kong-based Director of Asia/Pacific Operations for Amphenol Corp. From October 1984 to April 1989 he was Managing Director of GenRad Inc.'s regional operations based in Singapore. From August 1983 to September 1984 he was the Tokyo-based Vice President of TEL-GenRad, KK, a joint venture developing and manufacturing PC board and semiconductor test systems. Mr. Herrmann received a BA from the University of Pennsylvania and an MBA from the Wharton School.

Patricia F. DiIanni, Vice President and Chief Financial Officer. Ms. DiIanni has served as Chief Financial Officer since July 1996 and prior to that as Controller of the Company from June 1993. From November 1991 to May 1993, Ms. DiIanni was employed by Symbolics, Inc., a manufacturer of computers and software for artificial intelligence, most recently as Manager, Treasury and Financial Planning and Analysis. From 1961 to November 1991, Ms. DiIanni was employed by GenRad, Inc., a manufacturer of automatic testing equipment, where she held a variety of financial positions,including Manager, Worldwide Planning and Analysis from 1990 to November 1991.

John L. Steele, Jr., Vice President, Secretary and General Counsel. Mr. Steele, a founder of the Company, has served as Vice President, Secretary and General Counsel since March 1993. Prior to March 1993, he had served as Vice President, Administration since theCompany's organization in February 1986. Prior to the Company's formation, Mr. Steele was the Secretary and General Counsel of GenRad, Inc., a manufacturer of automatic testing equipment. Mr. Steele received an A.B. from Dartmouth College and a J.D. from Suffolk University.

PART II

Item 5.  Market for Registrant's Common Stock and Related Shareholders Matters

Stock Market Information

The Company's Common Stock began trading on the NASDAQ National Market System on July 23, 1993. The following table sets forth the high and low sales price per share of Common Stock as reported on the NASDAQ National Market System for the periods indicated.

                                             High           Low
1998
First Quarter                                $1.3750        $0.7500
Second Quarter                               $1.7500        $1.0000
Third Quarter                                $2.0000        $0.6250
Fourth Quarter                               $1.7500        $0.6875

1997
First Quarter                                $6.0000        $3.5630
Second Quarter                               $3.8750        $2.3750
Third Quarter                                $3.2500        $1.8130
Fourth Quarter                               $3.0000        $1.2500

Holders

As of June 1, 1998, there were 127 stockholders of record of the Company's Common Stock, and the estimated number of beneficial owners of such stock on such date was 2,500.

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

                                              Year ended March 31,
                                  1998     1997     1996       1995    1994
Statement of Operations Data:
Revenues
Product                           $ 5,265  $ 5,173  $ 7,699   $16,897  $ 7,607
Contract research                       0      579    2,858     5,501    7,586
Service and other                   1,883    1,389        0         0        0
Total revenues                      7,148    7,141   10,557    22,398   15,193

Cost of revenues
Product                             6,276    4,040    7,389    10,893    4,496
Contract research                       0      579    2,891     5,337    7,171
Service and other                   1,382    1,485        0         0        0
Total cost of revenues              7,658    6,104   10,280    16,230   11,667

Gross margin                         (510)   1,037      277     6,168    3,526

Operating expenses
Research and development            2,237    3,042    2,279     1,945      727
Selling, general and
 administrative                     2,414    2,944    3,715     2,862    1,379
Other charges                           0        0    4,469         0        0

Income (loss) from operations      (5,161)  (4,949) (10,186)    1,361    1,420

Other income (expense), net            18    1,819      245       347      228

Income before provision
 for income taxes                  (5,143)  (3,130)  (9,941)    1,708    1,648

Provision for income taxes              0        0        0        72       62

Net income (loss)                 ($5,143) ($3,130) ($9,941)  $ 1,636  $ 1,586

Net income (loss) per share
Basic                              ($0.75)  ($0.47)  ($1.52)    $0.25    $0.29
Diluted                            ($0.75)  ($0.47)  ($1.52)    $0.24    $0.26

Weighted average common shares
outstanding

Basic                               6,814    6,717    6,550     6,480    5,533
Diluted                             6,814    6,717    6,550     6,952    6,146

                                  1998     1997     1996      1995     1994
Balance Sheet Data:
Cash and cash equivalents         $ 1,095  $ 3,291  $ 4,218   $ 8,340  $12,147
Working capital                     5,605   10,130   10,097    18,174   18,776
Total assets                        7,884   13,428   16,301    26,993   24,104
Long-term debt                          0    1,000       11        15       17
Stockholders' equity                4,832    9,870   12,864    22,600   20,788

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This document and documents incorporated by reference include forward-looking statements about the Company's businesses, revenues and expenses, effective tax rate and operating and capital requirements. Forward-looking statements made or incorporated by reference herein are not guarantees of future performance. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by the Company representatives to security analysts and investors from time to time. Any forward-looking statements are subject to risks that could cause the actual results to vary materially. Such risks are discussed below ("Risk Factors Which May Effect Future Results") and in related portions of this document, including documents incorporated by reference.

Overview

Since it's inception in 1986, the Company has devoted substantially all of its resources toward the research, development and manufacture of advanced lithography systems for the flat panel display and other large area electronic devices markets. Through fiscal 1998, the Company has principally sold its products for research and development purposes. The Company has also generated sales of its products for purposes of volume production of flat panel displays, however, these sales have been limited and have been principally to U.S. manufacturers. The Company's sales have been declining since fiscal 1996. This has been due to several factors including intense competition in the Japanese market, the principal market for volume production of flat panel displays, because that market is dominated by competitors such as Nikon and Canon. Additionally, due to a number of unforeseen market and economic conditions, there has been little or no competitive pressure for manufacturers to increase display sizes or resolution which are the Company's competitive advantages. Therefore, the market for volume production of FPDs has not expanded beyond Japan or into technology where the Company expected it would have the ability to effectively compete. As a result of these circumstances, in late fiscal 1997 and early fiscal 1998, the Company reduced its workforce, implemented cost reduction programs and directed its efforts to the Asian market where the vast majority of worldwide production of desktop PCs, including those with FPDs, occurred. The Asian economic crisis, which began in the Company's fiscal 1998 caused a substantial decline in the growth of the PC market and further reduced the Company's sales through fiscal 1998.

As a result of these circumstances, the Company has continued to experience significant losses from operations and negative cash flows and has defaulted on debt covenants during fiscal 1998.

Recent Developments

During the fourth quarter of fiscal 1998, the Company identified a potential new market opportunity for the Company's large area photolithography technology, the high density interconnect (HDI ) market. HDI manufacturers are faced with a demand to produce printed wiring boards (PWB) with increasing complexity and component density. Growth in portable consumer products (cell phones, PDAs, etc.) as well as a number of high speed data applications is creating a requirement for new manufacturing technologies. Leading the increased density demand is an area of integrated circuit packaging referred to as chip carriers. High numbers of input and output signals must be routed through the PWB in a limited area, requiring tight circuit dimensions and precise layer to layer interconnect registration. The Company's technology is uniquely suited to meet these requirements. See also "Business". The Company believes that its existing products are uniquely well suited for the needs of the HDI market and, therefore has refocused its marketing efforts from the flat panel display industry to the HDI market. As a result of this refocus, the Company received its first HDI purchase order for a Model 5200 PanelPrinter in April 1998.

Although the Company received its first HDI purchase in April 1998, the HDI market is an emerging market which is currently represented by a limited number of customers. Most of these customers are in the process of evaluating new lithography methods in anticipation of expected significant growth in high performance chip carrier production. The Company believes that its lithography tool and related technology are best suited to meet the needs of these customers. However, there are a number of risks associated with the Company's transition to the HDI market including, but not limited to the Company's ability to obtain sufficient financing to continue to fund its operations and its research and development efforts. Though the technology foundation is in place, a considerable effort is required to develop new technologies which will meet the needs of the HDI market in the longer-term. Further, the ability of the Company to develop strategic partnerships with HDI manufacturers to gain acceptance of its products and technology, the risks attendant to an emerging market including its actual potential size and success, and the market's acceptance of the Company's product as the, or one of the, methods for future fabrication are also potential risks.

As a result of the Company's transition to a new market for its technology, the Company terminated its work under its contract with the United States Display Consortium (USDC), an industry-led public/private partnership, in March 1998. The contract with the USDC was entered into in June 1998 for the research, development and manufacture of an advanced large-area high throughput step-and-repeat imaging tool. Under the contract, MRS and the USDC would share in the cost of the new imaging tool which was expected to be delivered to a member of the USDC at the end of the contract. As a result of the contract prior to cancellation the Company earned product revenue and incurred research and development costs which have been allocated to the contract and included in cost of product revenues.

See "Liquidity" and Note A to Notes to Consolidated Financial Statements.

Results of Operations
Fiscal Years 1998 and 1997
Revenues ($ in 000's)
                                           Year ended March 31,
                                         1998                  1997
Product                              $5,265     74%        $5,173     72%
Contract research                         0      0%           579      8%
Service and other                     1,883     26%         1,389     20%
Total revenues                       $7,148    100%        $7,141    100%


Product revenues remained relatively consistent in fiscal 1998 as compared to fiscal 1997, however, the mix of product revenues varied. Revenues for fiscal 1998 included the sale of two PanelPrinters at selling prices consistent with the Company's historical average selling prices. Revenues for fiscal 1997 also included the sale of two PanelPrinters, however, one of these systems was sold at a substantially higher than average selling price as a result of its more complex configuration. The impact of the lower average selling prices in fiscal 1998 as compared to fiscal 1997 were offset by revenues from the Company's contract with the USDC.

Service and other revenues increased 36% year to year as the Company continued its efforts to increase service contracts and sales of spares and consumables to its installed base of customers in the flat panel display market.

Gross Margin ($ in 000's)
                                           Year ended March 31,
                                   1998              1997              1996
                                        %Change           %Change
Product                       ($1,011)  -189%     $1,133   265%        $310
As % of revenue                          -19%               22%
Contract research                          0%             -100%        ($33)
As % of revenue                            0                 0
Service and other             $   501   -622%       ($96)    0%        $  0
As % of revenue                           27%               -7%
Total gross margin            ($  510)    -7%     $1,037   275%        $277

Product gross margin in fiscal 1998 declined as a result of inventory provisions of $1.0 million recorded in the fourth quarter. These inventory provisions were recorded to reduce inventory to its net realizable value as a result of the Company's change in market direction. Product gross margin in fiscal 1998 was further reduced by underabsorped manufacturing costs due to lower than expected demand and product revenues under the USDC contract which had no gross profit.

Service and other gross margin increased due to revenues increasing faster than the related costs. This was due to the Company having invested in its service infrastructure in fiscal 1997, therefore, its infrastructure costs remained relatively constant.

See also "Business Developments," "Factors Affecting Future Results," and Note A to Notes to Consolidated Financial Statements.

Research and Development ($ in 000's)
                                             Year ended March 31,
                                    1998            1997            1996
                                       %Change         %Change
Research and development      $2,237    -26%     $3,042   33%       $2,279
As a % of revenue                        31%              43%

Research and development expenses declined 26% in fiscal 1998 compared to fiscal 1997 due to the Company's reduction in headcount in the fourth quarter of fiscal 1997. Historically the Company has funded a substantial portion of its aggregate research and development costs through contracts with the Defense Advanced Research Projects Agency ("DARPA"), an agency of the U.S. government, in addition to the contract with the USDC in fiscal 1998.

Aggregate research and development costs declined in fiscal 1998 to $3.4 million from $3.5 million in fiscal 1997 also as a result of the headcount reduction. Research and development expenditures allocated to contracts were $1.1 million in fiscal 1998 compared to $0.5 million in fiscal 1997. The fiscal 1998 contract-related costs resulted from the initial phase of the USDC contract which required more effort than the fiscal 1997 efforts under the DARPA contract which ended that year. The Company does not expect to continue to fund its aggregate research and development costs through similar contracts.

See also "Business Developments," "Factors Affecting Future Results," and Notes A and B to Notes to Consolidated Financial Statements.

Selling, General and Administrative ($ in 000's)
                                            Year ended March 31,
                                   1998               1997            1996
                                       %Change            %Change
Selling, general and
 administrative             $2,414    -18%     $2,944    -21%        $3,715
As % of revenue                        34%                41%

Selling, general and administrative expenses declined 18% in fiscal 1998 compared to fiscal 1997 as a result of generally lower expenses across all expense categories due to headcount reductions and efforts to control costs which were taken in the fourth quarter of fiscal 1997.

Other Income/Expense

Interest expense grew year to year as a result of the line of credit that the Company entered into during the fourth quarter of fiscal 1997 with a $1 million required minimum borrowing.

Other income dropped in fiscal 1998 compared to an unusual high fiscal year 1997 which had a gain on the sale of $1.7 million of certain assets.

Results of Operations
Fiscal Years 1997 and 1996

Revenues

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

Service and support revenues grew during fiscal 1997 to $1.4 million or 19% of total revenues from approximately 8% of total revenues in fiscal 1996 and 2% of total revenues in fiscal 1995. As the number of machines in the field now off warranty increased, the need for both service contracts and replacement, spare and consumable parts has grown significantly making this business a growing part of the Company's total revenues.

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

Gross Margin

Product gross profit increased 267% from $0.3 million in fiscal 1996 to $1.1 million in fiscal 1997. The increase is due to the inventory charges taken in fiscal 1996 to reduce the value of inventory as a result of the decline in revenue and backlog, offset by underabsorption in fiscal 1997 resulting from lower production levels. In addition, the fiscal 1996 costs reflected costs of full systems and low margin revenues associated with re-validating damaged customer owned PanelPrinters compared to higher margin upgrades and previously leased equipment.

Contract research gross profit was relatively flat in fiscal 1997 compared to fiscal 1996 due to the change to a fixed price no fee contract early in fiscal 1996.

Research and Development

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

Other Income/Expense

Other income for fiscal 1997 reflects a gain on the sale of the Company's interests in Integrated Circuit Testing GmbH (ICT). During fiscal 1997, a portion of ICT business was spun-off to form Electron-Beam Technology GmbH (EBETECH), a separate corporation owned by MRS, Siemens AG (Siemens) and a group of other investors. ICT was sold to Opal in October 1996, and EBETECH was sold to Etec Systems, Inc. (ETEC) in March 1997. MRS received $2.5 million from these sales resulting in a gain of $1.7 million.

Seasonality and Inflation

The Company's business is not seasonal in nature. The Company does not believe that its operations have been materially affected by inflationary forces during its three most recent fiscal years.

Liquidity and Capital Resources

The Company had cash and cash equivalents at March 31, 1998 of $1.1 million, a decrease of $2.2 million from March 31, 1997. This decrease was mainly the result of negative cash flows from operations in fiscal 1998 which have resulted from declining sales and, therefore, significant losses from operations.

Historically, the Company has required significant working capital to support its research and development efforts and to meet its ongoing production, selling and general and administrative costs. Additionally, the Company's transition to a new market will require substantial investments to develop new technologies specifically for this new market as well as substantial funding for its ongoing operations until such time as orders from this new market are sufficient to meet its working capital needs. In addition, historically, the Company has funded a substantial portion of its aggregate research and development costs through contracts with an agency of the U.S. government and other contracts. However, the Company does not expect to continue to fund its research and development efforts through similar contracts in the future. The Company's ability to develop new technologies is dependent upon its ability to fund research and development through working capital and/or other financing alternatives.

In the past, the Company has been able to meet its working capital requirements through its existing cash balances and amounts available under its line of credit. However, as a result of its significant net loss in fiscal 1998, the Company was not in compliance with a financially restrictive debt covenant, minimum tangible net worth, as of March 31, 1998. The Company has received a waiver of the covenant default for the period March 31 through June 30, 1998. However, it is probable that the Company will not be in compliance with this covenant for the remainder of fiscal 1999.

Management's plans in regard to these circumstances are discussed below.

In the fourth quarter of fiscal 1998, the Company hired a new chief executive officer with extensive experience in the high technology industry. Under the direction of the new chief executive, the Company refocused its marketing efforts toward a new market which the Company believes provides significant opportunity in the future. The Company is actively seeking strategic relationships with customers in the new market in order to gain new orders for its products, in the short-term, and market acceptance of its technology in the longer-term. Additionally, the Company is in the process of renegotiating its line of credit agreement to less restrictive covenants and is seeking potential additional financing through private equity offerings.

There is no assurance that the Company will be successful in obtaining sufficient additional financing to fund its operations and research and development efforts or renegotiate the terms of its line of credit on terms acceptable to the Company. Additionally, there is no assurance that the Company will be successful in attracting new customers in the HDI market or that its products and technologies will be accepted by the new market. These circumstances raise substantial doubt as to the Company's ability to continue as a going concern. See Note A to Notes to Consolidated Financial Statements.

Factors Affecting Future Results

In addition to the risks discussed in "Recent Developments" and "Liquidity and Capital Resources" above, the ability of the Company to attain the financial or other results that may be planned, forecasted or projected from time to time is subject to a number of factors, including the ability to obtain new orders, the timing of recording the related revenue, the ability to develop and manufacture new products, the ability to respond to competitive technology and pricing pressures, adequate availability of major components, and the ability to maintain key employees. In addition, the Company has historically been dependent upon a limited number of markets and geographic areas to sell its product, the PanelPrinter. Therefore, the Company's financial position and results of operations may be impacted by economic and market conditions in the markets and regions into which it sells its products. PanelPrinters and optional equipment generally have ranged in price from $1.2 to $2.7 million. Any delay in revenue recognition or cancellation of an order would adversely affect the Company's results of operations, cash flows, or both. Fluctuations in product revenues, and consequently quarterly and annual net income or loss, are largely related to revenue recognition on sales of PanelPrinter units. In addition, the process for turning prospects into firm purchase commitments and subsequently selling the systems is often lengthy.

Year 2000 Computer Systems Compliance

Concerns have been widely expressed regarding the inability of certain computer programs to process date information beyond year 1999. These concerns focus on the impact of the Year 2000 problem on business operations and the potential costs associated with identifying and addressing the problem. The Company is in the process of evaluating and taking steps to deal with the potential impact of this problem in areas under its control, in particular its products, its administrative and business systems, and its sources of supply.

Based on its review to date, the Company believes that its own products are "Year 2000 compliant". The Company is in the process of upgrading its business systems. The upgrade will enable proper processing of transactions relating to the Year 2000 and beyond. The Company has also undertaken a program to survey suppliers to determine the status and schedule for their Year 2000 compliance. Where it is believed that a particular supplier's situation poses unacceptable risks, the Company plans to identify an alternative source.

Costs incurred in the compliance effort will be expensed as incurred. While the Company's Year 2000 compliance evaluation is not yet complete, the Company does not foresee a material impact on its business, operating results or financial position from the Year 2000 problem. The Company cannot, of course, predict the nature or materiality of the impact on its operations or operating results of noncompliance by parties outside its control.

Item 8.  Financial Statements and Supplementary Data

(a)  Financial Statements



            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements                             Page No.
Report of Independent Accountants                               24

Consolidated Balance Sheets at March 31, 1998 and 1997          25

Consolidated Statements of Operations, Years ended
March 31, 1998, 1997 and 1996                                   26

Consolidated Statements of Stockholders' Equity,
Years ended March 31, 1998, 1997 and 1996                       27

Consolidated Statements of Cash Flows, Years ended
March 31, 1998, 1997 and 1996                                   28

Notes to Consolidated Financial Statements                      29

Quarterly Financial Information (Unaudited)                     40

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of MRS Technology, Inc.:

We have audited the accompanying consolidated balance sheets of MRS Technology, Inc. and subsidiaries as of March 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MRS Technology, Inc. and subsidiaries as of March 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations, negative cash flows, default on debt covenants and requires additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.










Boston, Massachusetts
May 5, 1998                                     COOPERS & LYBRAND.L.L.P.

MRS Technology, Inc.
Consolidated Balance Sheets
                                                       March 31,
                                ASSETS            1998           1997
Current Assets
Cash and cash equivalents                         $ 1,094,636    $ 3,290,982
Accounts receivable, net of allowance for doubtful
accounts of $21,000 and $21,000, respectively         862,155      1,978,994
Inventories                                         5,643,432      7,313,982
Deposits                                               20,989        169,730
Other current assets                                   56,076        102,605
Total current assets                                7,677,288     12,856,293

Property and equipment, net                           176,969        533,244
Other assets                                           29,965         37,979
Total assets                                      $ 7,884,222    $13,427,516

                        LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                  $   723,516    $   370,644
Accrued expenses                                    1,187,700        813,224
Short-term debt                                     1,000,000              0
Current portion of obligations under
 capital leases                                             0         11,096
Customer deposits                                           0      1,312,389
Other current liabilities                             140,714         49,746
Total current liabilities                           3,051,930      2,557,099

Long-term debt                                              0      1,000,000
Total liabilities                                   3,051,930      3,557,099

Commitments and contingencies (Notes A, E, H, and K)

Stockholders' equity
Common stock, $.01 par value; authorized,
 20,000,000 shares;issued and outstanding
 6,838,165 and 6,776,355 shares, respectively          68,381         67,763
Additional paid-in-capital                         36,487,455     36,383,258
Accumulated deficit                               (31,723,544)   (26,580,604)
Total stockholders' equity                          4,832,292      9,870,417

Total liabilities & stockholders' equity-         $ 7,884,222    $13,427,516


The accompanying notes are an integral part of the consolidated financial statements.


MRS Technology, Inc.
Consolidated Statement of Operations
                                           Years ended March 31,
                                 1998            1997            1996
Revenues
Product                          $ 5,265,075     $ 5,173,273     $ 7,699,267
Contract research                          0         578,483       2,857,927
Service and other                  1,883,035       1,388,941               0
Total revenues                     7,148,110       7,140,697      10,557,194

Cost of revenues
Product                            6,275,561       4,040,747       7,389,402
Contract research                          0         578,483       2,890,661
Service and other                  1,382,257       1,484,554               0
Total cost of revenues             7,657,818       6,103,784      10,280,063

Gross margin                        (509,708)      1,036,913         277,131

Operating expenses
Research and development           2,237,321       3,042,186       2,279,383
Selling, general and
 administrative                    2,413,903       2,944,188       3,714,918
Other charges                              0               0       4,469,120

Loss from operations              (5,160,932)     (4,949,461)    (10,186,290)

Interest income                      109,345         112,566         335,803
Interest expense                     116,771             653           4,906
Other income (expense), net           25,418       1,706,753         (85,333)

Net loss                         ($5,142,940)    ($3,130,795)    ($9,940,726)

Net loss per share -
Basic and Diluted                     ($0.75)         ($0.47)         ($1.52)

Weighted average common and common
 equivalent shares outstanding -
Basic and Diluted                  6,814,000       6,717,000       6,549,672

The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
Consolidated Statements of Changes in Stockholdrs' Equity

                  Years ended March 31, 1996, 1997 and 1998



                                 Class A Common Stock          Additional
                                 Shares  $.01 Par Value     Paid-In-Capital
Balance, March 31,1995           6,455,731   $64,557          $36,045,022

Issuance of common shares in
 connection with employee
 stock purchase plan                21,866       219               86,533

Issuance of common shares in
 connection with employee
 stock option plan                 129,814     1,298              116,003

Issuance of common shares in
connection with warrant exercise    66,909       669                 (669)

Net loss

Balance, March 31, 1996          6,674,320    66,743           36,246,889

Issuance of common shares in
 connection with employee
 stock purchase plan                24,577       245               65,087

Issuance of common shares in
 connection with employee
 stock option plan                  77,458       775               71,282

Net Loss

Balance, March 31, 1997          6,776,355    67,763           36,383,258

Issuance of common shares in
connection with employee
stock purchase plan                 17,014       170               14,263

Compensation associated with
stock option grant to a
consultant                                                         50,000

Issuance of common shares in
connection with employee
stock option plan                   44,796       448               39,934

Net loss

Balance, March 31, 1998          6,838,165   $68,381          $36,487,455

The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
Consolidated Statements of Changes in Stockholdrs' Equity

                  Years ended March 31, 1996, 1997 and 1998

                                                                  Total
                                             Accumulated      Stockholders
                                                Deficit           Equity
Balance, March 31,1995                       ($13,509,083)    $22,600,496

Issuance of common shares in
 connection with employee
 stock purchase plan                                               86,752

Issuance of common shares in
 connection with employee
 stock option plan                                                117,301

Issuance of common shares in
connection with warrant exercise

Net loss                                       (9,940,726)     (9,940,726)

Balance, March 31, 1996                       (23,449,809)     12,863,823

Issuance of common shares in
 connection with employee
 stock purchase plan                                               65,332

Issuance of common shares in
 connection with employee
 stock option plan                                                 72,057

Net loss                                       (3,130,795)     (3,130,795)

Balance, March 31, 1997                       (26,580,604)      9,870,417

Issuance of common shares in
connection with employee
stock purchase plan                                                14,433

Compensation associated with
stock option grant to a
consultant                                                         50,000

Issuance of common shares in
connection with employee
stock option plan                                                  40,382

Net loss                                       (5,142,940)     (5,142,940)

Balance, March 31, 1998                      ($31,723,544)     $4,832,292

The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
Consolidated Statements of Cash Flows

                                             Years ended March 31,
                                       1998           1997           1996
Cash flows from operating activities
Net loss                             ($5,142,940)  ($3,130,795)  ($9,940,726)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
Depreciation                             342,676       643,554       795,286
Amortization                               2,232         2,232        66,667
Gain on sale of investment in
 business alliance                             0    (1,717,032)            0
Other charges                             50,000             0     4,468,879
Inventory provisions                   1,400,000       200,000     2,493,232
Changes in assets and liabilities:
Accounts receivable                    1,116,839      (862,013)    4,454,018
Inventories                              311,654       579,032    (4,591,902)
Other assets                             203,284       663,327      (437,430)
Accounts payable                         352,872    (1,497,112)     (370,771)
Accrued expenses                         374,479      (643,753)       27,100
Other current liabilities                 90,968       (47,778)       97,524
Customer deposits                     (1,312,389)    1,312,389      (840,000)
Net cash used in operating activities (2,210,325)   (4,497,949)   (3,778,123)

Cash flows from investing activities
Purchases of property and equipment      (29,740)      (79,463)     (531,795)
Proceeds from sale of investment in
 business alliance                             0     2,517,033             0
Net cash provided by (used in)
 investing activities                    (29,740)    2,437,570      (531,795)

Cash flows from financing activities
Proceeds from stock purchases under
 employee stock purchase plan             14,433        65,332        86,752
Proceeds from employee stock
 option exercises                         40,382        72,057       117,301
Net borrowings under line of credit            0     1,000,000             0
Principal payments under capital
 lease obligations                       (11,096)       (3,908)      (16,421)
Net cash provided by financing
 activities                               43,719     1,133,481       187,632

Net decrease in cash and cash
 equivalents                          (2,196,346)     (926,898)   (4,122,286)
Cash and cash equivalents at
 beginning of year                     3,290,982     4,217,880     8,340,166

Cash and cash equivalents at
 end of year                          $1,094,636    $3,290,982    $4,217,880

Supplemental cash flow information
Interest paid                           $109,345          $653        $4,906
Income taxes paid                              0             0       $27,120

Supplemental disclosure of non-cash
 investing and financing activities
Property and equipment transferred
 to inventory                             41,104             0             0

The accompanying notes are an integral part of the consolidated financial statements.

A.  Nature of Business and Basis of Presentation

MRS Technology, Inc. was founded in February 1986 to develop and manufacture photolithographic equipment for the production of flat panel displays (FPDs), principally active matrix liquid crystal displays (AMLCDs). Through fiscal 1998, the Company's equipment was used primarily for the production of and research on FPDs. The Company's innovative photolithographic system, the PanelPrinter, is a "stitching step-and-repeat" imaging system which prints large-area integrated circuit patterns, a critical step in the FPD production process.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the continuity of operations, realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, negative cash flows, default of debt covenants and requires additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties and Management's Plan

Since it's inception in 1986, the Company has devoted substantially all of its resources toward the research, development and manufacture of advanced lithography systems for the flat panel display and other large area electronic devices markets. Through fiscal 1998, the Company has principally sold its products for research and development purposes. The Company has also generated sales of its products for purposes of volume production of flat panel displays, however, these sales have been limited and have been principally to U.S. manufacturers. The Company's sales have been declining since fiscal 1996. This has been due to several factors including intense competition in the Japanese market, the principal market for volume production of flat panel displays, because that market is dominated by competitors such as Nikon and Canon. Additionally, due to a number of unforeseen market and economic conditions, there has been little or no competitive pressure for manufacturers to increase display sizes or resolution which are the Company's competitive advantages. Therefore, the market for volume production of FPDs has not expanded beyond Japan or into technology where the Company expected it would have the ability to effectively compete. As a result of these circumstances, in late fiscal 1997 and early fiscal 1998, the Company reduced its workforce, implemented cost reduction programs and directed its efforts to the Asian market where the vast majority of worldwide production of desktop PCs, including those with FPDs, occurred. The Asian economic crisis, which began in the Company's fiscal 1998 caused a substantial decline in the growth of the PC market and further reduced the Company's sales through fiscal 1998.

As a result of the Company's declining sales, the Company continued to experience significant losses from operations and negative cash flows and have defaulted on debt covenants during fiscal 1998.

During the fourth quarter of fiscal 1998, the Company identified a potential new market opportunity for the Company's large area photolithography technology, the high density interconnect (HDI) market. HDI manufacturers are faced with a demand to produce printed wiring boards (PWB) with increasing complexity and component density. Growth in portable consumer products (cell phones, PDAs, etc.) as well as a number of high speed data applications is creating a requirement for new manufacturing technologies. Leading the increased density demand is an area of integrated circuit packaging referred to as chip carriers. High numbers of input and output signals must be routed through the PWB in a limited area, requiring tight circuit dimensions and precise layer to layer interconnect registration. The Company's technology is uniquely suited to meet these requirements. See also "Business" . The Company believes that its existing products are uniquely well suited for the needs of the HDI market and, therefore has refocused its marketing efforts from the flat panel display industry to the HDI market. As a result of this refocus, the Company received its first HDI purchase order for a Model 5200 PanelPrinter in April 1998.

Although the Company received its first HDI purchase in April 1998, the HDI market is an emerging market which is currently represented by a limited number of customers. Most of these customers are in the process of evaluating new lithography methods in anticipation of expected significant growth in high performance chip carrier production. The Company believes that its lithography tool and related technology are best suited to meet the needs of these customers. However, there are a number of risks associated with the Company's transition to the HDI market including, but not limited to the Company's ability to obtain sufficient financing to continue to fund its operations and its research and development efforts. Though the technology foundation is in place, a considerable effort is required to develop new technologies which will meet the needs of the HDI market in the longer-term. Further, the ability of the Company to develop strategic partnerships with HDI manufacturers to gain acceptance of its products and technology, the risks attendant to an emerging market including its actual potential size and success, and the market's acceptance of the Company's product as the, or one of the, methods for future fabrication are also potential risk.

Historically, the Company has required significant working capital to support its research and development efforts and to meet its ongoing production, selling and general and administrative costs. Additionally, the Company's transition to a new market will require substantial investments to develop new technologies specifically for this new market as well as substantial funding for its ongoing operations until such time as orders from this new market are sufficient to meet its working capital needs. In addition, historically, the Company has funded a substantial portion of its aggregate research and development costs through contracts with the U.S. government and other contracts. However, the Company does not expect to continue to fund its research and development efforts through similar contracts in the future.
The Company's ability to develop new technologies is dependent upon its ability to fund research and development through working capital and/or other financing alternatives.

In the past, the Company has been able to meet its working capital requirements through its existing cash balances and amounts available under its line of credit. However, as a result of its significant net loss in fiscal 1998, the Company was not in compliance with a financially restrictive debt covenant, minimum tangible net worth, as of March 31, 1998. The Company has received a waiver of the covenant default for the period of March 31, 1998 through June 30, 1998. However, it is probable that the Company will not be in compliance with this covenant for the remainder of fiscal 1999.

Management's Plans in Regard to These Circumstances

In the fourth quarter of fiscal 1998, the Company hired a new chief executive officer with extensive experience in the high technology industry. Under the direction of the new chief executive, the Company refocused its marketing efforts toward a new market which the Company believes provides significant opportunity in the future. The Company is actively seeking strategic relationships with customers in the new market in order to gain new orders for its products, in the short-term, and market acceptance of its technology in the longer-term. Additionally, the Company is in the process of renegotiating its line of credit agreement to less restrictive covenants and is seeking potential additional financing through private equity offerings.

There is no assurance that the Company will be successful in obtaining sufficient financing to fund its operations and research and development efforts or to renegotiate the terms of its line of credit on terms acceptable to the Company. Additionally, there is no assurance that the Company will be successful in attracting new customers in the HDI market, or that its products and technologies will be accepted by the new market. These circumstances raise substantial doubt as to the Company's ability to continue as a going concern.

In addition to the risks and uncertainties discussed above, the ability of the Company to attain the financial or other results that may be planned, forecasted or projected from time to time is subject to a number of factors, including the ability to obtain new orders, the timing of recording the related revenue, the ability to develop and manufacture new products, the ability to respond to competitive technology and pricing pressures, adequate availability of major components, and the ability to maintain key employees. In addition, the Company has historically been dependent upon a limited number of markets and geographic areas to sell its product, the PanelPrinter. Therefore, the Company's financial position and results of operations may be impacted by economic and market conditions in the markets and regions into which it sells its products.

PanelPrinters and optional equipment generally have ranged in price from $1.2 to $2.7 million. Any delay in revenue recognition or cancellation of an order would adversely affect the Company's results of operations, cash flows or both. Fluctuations in product revenues, and consequently quarterly and annual net income or loss, are largely related to revenue recognition on sales of PanelPrinter units. In addition, the process for turning prospects into firm purchasing commitments and subsequently selling the systems is often lengthy.

B.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to the effects of the Company's ability to continue as a going concern.

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

Financial Instruments

Financial instruments which potentially expose the Company to concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company's cash and cash equivalents are invested in accounts at high quality institutions. The Company's accounts receivables are generally due from large, well established companies. Therefore, in management's opinion, no significant concentration of credit risk exists for the Company.

Revenue Recognition

The Company generally records product revenues upon completion of all significant contractual obligations and product shipment. In certain situations, where the Company has met all significant obligations and the customer requests that shipment be delayed for certain post-contract activity, such as the integration of third party equipment with the PanelPrinter, revenue is recognized upon customer acceptance at the Company's facility. Advance payments are recorded as customer deposits. In situations where the Company enters into a contract to perform research and development or to develop and manufacture a product over a long-term period, the Company records revenue under such contracts under the percentage-of-completion method of accounting, whereby revenue and profit, if any, under the contract are recognized throughout the contract. Costs under contracts for the long-term development and manufacture of a product include direct labor and materials. Costs under research and development contracts with the U.S. government include direct labor and other direct costs as well as allocated research and development overhead and general and administrative costs. Estimates of costs to complete are reviewed periodically, and adjustments to profit resulting from any revisions are recorded in the accounting period in which the revisions are made. Losses on contracts are recorded in full when they become evident. There were no U.S. government contracts in fiscal 1998.

The Company recognizes post-contract customer support revenue as the services are performed on a time and material basis.

Warranty and Installation

The Company warrants its products for a period of 12 months from delivery to an end user. A provision for the estimated future cost of system installation and warranty is included in cost of sales at the time the associated revenue is recognized.

Research and Development

Research and development costs for internal products are charged to expense when incurred until technological feasibility has been established for the product. Thereafter, all software costs are capitalized until the product is available for general release to customers. The cost of purchased software is capitalized for products determined to have reached technological feasibility; otherwise the cost is charge to expense. Capitalized software costs are amortized using the straight line method over the economic life of the product or based upon the anticipated revenues of the product. The financial statements do not contain any capitalized software development costs as either the requirements for capitalization have not been met or the impact of capitalization was insignificant. Aggregate research and development costs are as follows (000's):


                                            Year ended March 31,
                                        1998        1997        1996

Research and development expenses       $2,237      $3,042      $2,279
Contract-related research and
 development costs                           0         488       2,664
Product development related research
 and development costs                   1,115           0           0
 Aggregate research and
 development costs                      $3,352      $3,530      $4,943

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out (FIFO) method. This method requires the periodic assessment of net realizable value. The difference between cost and market is charged to operations in the period the impairment is determined.

Foreign Currency

For foreign operations, the U.S. dollar has been determined to be the functional currency. Monetary assets and liabilities are translated at rates of exchange in effect at the end of the fiscal year, while non-monetary items are translated at historical rates. Income and expense items are translated at average exchange rates prevailing during the year.

Additionally, the Company may hedge certain portions of its exposure to foreign currency fluctuations through the purchase of forward exchange contracts. Gains and losses associated with currency rate changes on forward contracts are recorded in results of operations unless the contract hedges a firm commitment, in which case any gains and losses are deferred and included as a component of the related transaction. No forward exchange contracts were outstanding at March 31, 1998 or 1997. The effect of exchange gains and losses, which may include transactions denominated in a foreign currency as well as hedges, is included in the results of operations. No significant gains or losses were recorded in fiscal 1998, 1997 or 1996.

Long Lived Assets

Long lived assets are stated at cost and amortized using the straight-line method over the assets' estimated useful lives. The Company evaluates the possible impairment of long-lived assets whenever events or circumstances indicate that the carrying value of the assets may be impaired. The Company made an evaluation of such impairment in connection with its transition to a new market and no writedown of long-term assets was deemed necessary assuming the Company continues as a going concern.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are recorded based on temporary differences between the financial statement amounts and tax bases of assets and liabilities measured using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company periodically evaluates the realizability of its net deferred tax asset. A valuation allowance against the net deferred tax asset is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

Net Loss Per Common Share

Net loss per share is calculated as follows:

(In thousands, except per share amounts)       Year ended March 31,
                                             1998       1997       1996
Net loss                                     ($5,143)   ($3,131)   ($9,941)
Basic and Diluted
Weighted-average common
 shares outstanding                            6,814      6,717      6,550
Net loss per common share                     ($0.75)    ($0.47)    ($1.52)

Stock options to purchase 1,457,608, 914,203 and 966,765 shares of common stock were outstanding during the years ended March 31, 1998, 1997 and 1996, respectively, but were not included in the calculations of diluted EPS because their effect would be antidilutive. Although these options were antidilutive in 1998, 1997 and 1996, because they were still outstanding, they may be dilutive in future years' calculations should the Company be profitable in those years.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year's presentation.


C.  Inventories

Inventories consist of the following (000's):
                                                         March 31,
                                                     1998        1997
Finished goods                                       $    0      $  726
Work in process                                       4,585       5,647
Purchased parts                                       1,058         941
                                                     $5,643      $7,314

D.  Property and Equipment

Property and equipment consist of the following (000's):
                                                         March 31,
                                                     1998        1997
Equipment                                            $2,765      $2,792
Software                                                375         375
Leasehold improvements                                  582         582
Furniture and fixtures                                  172         172
                                                      3,894       3,921
Less:  accumulated depreciation and amortization     (3,717)     (3,388)
                                                     $  177      $  533

E.  Commitments and Contingencies

Leasing Arrangements

The Company leases its principal office and manufacturing facility and certain other facilities under operating leases. In fiscal years ended March 31, 1998, 1997 and 1996, rental expense under such operating leases was approximately $193,146, $173,367, and $249,502, respectively. The lease terms expire at various dates through January 2001. The terms require future minimum base rent payments under noncancellable leases of $259,343 in each of the fiscal years ending March 31, 1999, 2000 and 2001. The Company is obligated to pay additional rent comprised of property taxes, utilities, and facility operating expenses.

Litigation

On January 24, 1997, Micron Display Technology ("Micron Display") brought suit in Idaho against the Company alleging in five counts breach of contract, breach of implied warranties, and breach of express warranties, in connection with a Model 5200 PanelPrinter (the "PanelPrinter") which the Company alleged Micron Display purchased from the Company in 1996. On January 30, 1997, the Company filed an action in Massachusetts against Micron Display alleging in two counts breach of contract and violation of M.G.L. c. 93A, in connection with Micron Display's nonpayment for the PanelPrinter.

The parties disputed which documents constituted the contract between them. Further, Micron Display alleged, among other things, that the PanelPrinter failed to meet certain performance specifications contained in what it contended constituted the contract, and that, as a consequence, it was entitled to the return of its $1.0 million deposit and the conversion of the parties' relationship to a lease of the PanelPrinter, or a PanelPrinter of like quality. The Company maintained that other documents constituted the contract, pursuant to which there was no right to convert the relationship to a lease, and further denied that the PanelPrinter failed to meet specifications set forth in the document cited by Micron Display. The Company sought approximately $1.4 million as the balance of the unpaid contract price, and additional remedies under the Massachusetts Unfair Business Practices Act.

On July 23, 1997, the parties executed a Settlement Agreement resolving their disputes and releasing all claims against each other. Both lawsuits have now been dismissed. While the specific terms of the Settlement Agreement are confidential, the settlement generally provided for a lump sum payment to be made by Micron Display to the Company at the time the Settlement Agreement was executed, and further monthly installment payments to be made thereafter. These payments, together with Micron Display's initial deposit, constitute payment in full for the PanelPrinter. The Company in turn has agreed to provide Micron Display with an extended warranty with respect to the PanelPrinter, as well as technical assistance and certain modifications to the PanelPrinter. No significant amounts due to or from Micron remain outstanding at March 31, 1998.

F.  Accrued Expenses

Accrued expenses consist of the following (000's):
                                                          March 31,
                                                      1998        1997
Payroll and related costs                             $  641      $376
Professional fees                                         83       132
Warranty                                                 104       124
Other                                                    360       181
                                                      $1,188      $813

G.  Income Taxes

No provision for income taxes was recorded in fiscal 1998, 1997, or 1996 due to taxable losses in those years.

A reconciliation of the provision for income taxes at the federal statutory rate is as follows:

                                                         March 31,
                                                  1998     1997     1996
Provision for income taxes at the
 federal statutory rate                           (34.0%)  (34.0%)  (34.0%)
Net operating loss carryforward                    34.0     34.0     34.0
Provision for income taxes                          0.0%     0.0%     0.0%

The components of the deferred tax assets and the related valuation allowance are as follows (000's):

                                                        March 31,
                                                    1998         1997
Net operating loss and credit carryforwards         $  9,902     $  9,715
Capitalized research and development expenses          2,370        1,789
Inventory reserves                                     1,102          690
Depreciation and other reserves                          286          180
Total deferred tax assets                           $ 13,660     $ 12,374
Valuation allowance                                 ($13,660)    ($12,374)
Net deferred tax assets                             $      0     $      0

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has established a full valuation allowance against its net deferred tax asset.

At March 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $23,600,000 which will expire from 2003 to 2013. Approximately $1,510,000 of the net operating loss carryforward relates to option related deductions which, when benefited will result in a credit to additional paid-in-capital of approximately $513,000 rather than a reduction in the current tax provision. At March 31, 1998, federal and state research and development credit carryforwards were approximately $1,338,000 which will expire from 2002 to 2013. In general, such carryforwards may be used to reduce future taxable income or reduce future taxes. However, certain provisions of the Internal Revenue Code could potentially limit annual utilization of the operating loss and research and development tax credit carryforwards if there has been a fifty percent ownership change within the prior three year period. As a result of the Company's initial public offering, the Company believes that certain of its annual limits are in effect.

H.  Investment in Business Alliance

In October 1994, the Company entered into a strategic partnership with Integrated Circuits Testing, GmbH ("ICT") to develop and introduce an electrical test system for AMLCD's. In addition, in fiscal 1995 the Company acquired a 10% equity interest in ICT.

During fiscal 1997, a portion of ICT was spun-off to Electron-Beam Technology GmbH (EBETECH), a separate corporation owned by the Company, Seimens AG (Seimens) and a group of other investors. ICT was sold to Opal in October 1996 and EBETECH was sold to ETEC Systems Inc. (ETEC) in March 1997.

Under the terms of the Company's sale of its ownership interest in EBETECH, the Company is jointly and severally liable for any claims under an indemnification clause up to a maximum of $292,000. The amount of potential escrow decreases quarterly through the indemnification period which ends in September 1998.

I.  Stockholders' Equity

Stock-Based Compensation Plans

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation", for stock options granted in fiscal 1996 and 1997. The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost of $50,000 was recognized in fiscal 1998. No compensation cost was recognized in fiscal 1997 and 1996.

For the purpose of providing pro forma disclosures, the fair values of options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: a risk-free interest rate of 6.2%, 6.4% and 6.3%, and an expected life of 6 years, expected volatility of 90% and no expected dividends for each of the three years in the period ended March 31, 1998.

Net loss and net loss per share as reported in these consolidated financial statements and on a pro forma basis, as if the fair value based method described in SFAS No. 123 had been adopted, are as follows (in thousands, except per share amounts):

                                                 Year Ended March 31,
                                             1998        1997        1996
Net loss                    As reported     (5,143)     (3,131)      (9,941)
                            Pro forma       (5,430)     (4,115)     (10,726)

Basic net loss per share    As reported     ($0.75)     ($0.47)      ($1.52)
                            Pro forma       ($0.80)     ($0.61)      ($1.64)

Diluted net loss per share  As reported     ($0.75)     ($0.47)      ($1.52)
                            Pro forma       ($0.80)     ($0.61)      ($1.64)

The effects of applying SFAS No. 123 for the purpose of providing pro forma disclosures may not be indicative of the effects on reported net income and net income per share for future years, as the pro forma disclosures include the effects of only those awards granted after April 1, 1995.

Stock Option Plans

In July 1986, the Company adopted the 1986 Stock Option Plan (the "1986 Plan"). The 1986 Plan provides for the granting of incentive stock options (within the meaning of Section 422A of the Internal Revenue Code) and nonstatutory options to key employees and consultants to purchase shares of the Company's Common Stock at not less than fair market value at the date of grant. Options granted pursuant to the plan are exercisable for a period of ten years from grant and typically vest over four years beginning on the first anniversary of the grant. The 1986 Plan was terminated on March 29, 1993. As of March 31, 1998 there are 123,010 options outstanding.

In March 1993, the Company adopted the 1993 Stock Option Plan (the "1993 Plan") which has substantially the same terms as the 1986 Plan and which provides for the granting of incentive stock options (within the meaning of Section 422A of the Internal Revenue Code) and nonstatutory options to key employees, directors, and consultants.

In July 1994, the Stockholders approved a stock option plan for non-employee directors. Options are granted according to a formula based on term of office and are exercisable for a period of ten years from date of grant. Stock options usually vest 25% on each of the first four anniversary dates.

The Company has reserved 1,500,000 shares of Common Stock for issuance pursuant to the 1986 and 1993 Plans. At March 31, 1998, 134,834 shares were available for option grants and options for 412,161 shares were exercisable. The Company has reserved 100,000 shares of Common Stock for issuance pursuant to the 1994 Non-Employee Director Plan. At March 31, 1998, 2,084 shares were available for option grant and options for 80,833 shares were exercisable.

On August 21, 1995, the Company granted 199,643 options at the current fair market value with similar terms and conditions to previously issued but unexercised grants. In exchange for the new grant, employees agreed to a cancellation of the prior options. On February 12, 1997 the Company granted 548,027 options at the current fair market value with similar terms and conditions to previously issued but unexercised grants. In exchange for the new grant, employees agreed to a three-for-four cancellation of the prior options.

The following table summarizes the Company's stock option plans at March 31:


                         1998              1997              1996
                            Weighted          Weighted           Weighted
                            Average           Average            Average
                            Exercise          Exercise           Exercise
                 Shares      Price     Shares     Price    Shares    Price
Outstanding at
  beginning
of year            914,203   $2.0628   1,004,043  $4.5960     887,327  $4.9424
Granted            692,666   $1.0524   1,017,127  $2.1838     611,843  $5.3925
Exercised          (17,014)  $0.8483     (77,458) $0.9303    (129,814) $0.9036
Forfeited         (132,247)  $2.4606  (1,029,509) $4.7382    (365,313) $8.0835
Outstanding at
 end of year     1,457,608   $1.5607     914,203  $2.0628   1,004,043  $4.5960

Options exercisable
 at yearend        492,994               379,836              415,202

                                                       March 31,
                                                1998     1997     1996
Weighted-average grant-date fair value
of options granted during the year              $0.7281  $0.9779  $3.9338

The following table summarizes information about stock options outstanding at March 31, 1998.

                                         Options Outstanding
                                               Weighted
                                                 Average           Weighted
                                               Remaining            Average
Range of                     Number           Contractual          Exercise
Exercise Price          Outstanding       Life (In Years)             Price
$0.6000   $0.9000           96,814             2.13                $0.8992
 0.9690    0.9690          467,500             8.54                 0.9690
 1.0000    1.1250           32,916             9.59                 1.0556
 1.2500    1.2500          154,750             9.29                 1.2500
 1.5000    1.5000           29,696             5.33                 1.5000
 1.6250    1.6250          570,266             7.54                 1.6250
 2.5000    5.7500           60,000             8.22                 3.4063
 7.1250    7.1250           40,000             6.33                 7.1250
 7.2000    7.2000              666             4.95                 7.2000
 8.2500    8.2500            5,000             6.49                 8.2500
$0.6000   $8.2500        1,457,608             7.67                $1.5607


The following table summarizes information about stock options outstanding at March 31, 1998

                                             Options Exercisable
                                                                  Weighted
                                                                   Average
Range of                              Number                      Exercise
Exercise Price                   Exercisable                         Price
$0.6000      $0.9000                 96,814                       $0.8992
 0.9690       0.9690                      0                        0.0000
 1.0000       1.1250                 10,833                        1.0868
 1.2500       1.2500                      0                        0.0000
 1.5000       1.5000                 26,196                        1.5000
 1.6250       1.6250                280,985                        1.6250
 2.5000       5.7500                 32,500                        4.1154
 7.1250       7.1250                 40,000                        7.1250
 7.2000       7.2000                    666                        7.2000
 8.2500       8.2500                  5,000                        8.2500
$0.6000      $8.2500                492,994                       $2.1491

Employee Stock Purchase Plan

Under the 1994 Employee Stock Purchase Plan, employees are entitled to purchase shares of Common Stock through payroll deductions of up to 10% of their compensation. The price paid for the Common Stock is equal to 85% of the lower of the fair market value of the Company's Common Stock on either the first or last day of the offering period. The offering is a six month period starting each May and November 1st. The Company has reserved 200,000 shares of Common Stock for issuance pursuant to the 1994 Employee Stock Purchase Plan. At March 31, 1998, 106,529 shares have been issued and 93,471 shares were available for future participants. Shares purchased under the Employee Stock Purchase Plan total 44,796 in fiscal 1998, 24,577 in fiscal 1997 and 21,866 in fiscal 1996. Weighted average grant date fair value of shares purchased under the Employee Stock Purchase Plan was $0.592 in fiscal 1998, $1.83 in fiscal 1997 and $1.52 in fiscal 1996.

For the purpose of providing pro forma disclosures, the fair values of shares purchased were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for purchases in 1998, 1997 and 1996, respectively: a risk-free interest rate of 5.56%, 5.33% and 5.64%, and an expected life of 6 months, expected volatility of 90% and no expected dividends for each of the three years in the period ended March 31, 1998.

J.  Accounts Receivable

The Company had approximately $83,000 of unbilled receivables included in the accounts receivable at March 31, 1998 and March 31, 1997. This balance relates to amounts due under contracts with DARPA and is subject to the final closing of the contract by a government administrative agency.

K.  Line of Credit

In March 1997, the Company entered into a three year asset-based revolving line of credit agreement which provides for borrowings of up to $4.0 million based on accounts receivable and inventory balances. The line of credit requires a minimum outstanding balance of $1.0 million for the first year and is collateralized by a first priority lien on all assets of the Company.

The line of credit bears an interest rate charged on the outstanding balance of the prime rate plus 2.25% but in no event less than 9% per annum. The borrowing base for accounts receivable is up to 80% of the Company's eligible receivables and the inventory borrowing base is up to 30% of the Company's eligible inventory. The line is subject to the Company's compliance with certain financial covenants the most restrictive of which relates to tangible net worth. Under the line of credit, the Company is required to maintain tangible net worth of at least $6 million. At March 31, 1998, the Company was in default of this covenant. The Company has obtained a waiver of the default as of March 31 through June 30, 1998. However, it is probable that the Company will not meet the covenant in fiscal 1999. Therefore, the debt has been classified as short-term on March 31, 1998.

L.  Export Sales

Export sales have been made to Japan, Korea, Taiwan, Europe and Canada. For the years ended March 31, 1998, 1997 and 1996, export sales accounted for approximately $0, $1,000,000, and $4,700,000, respectively of total revenues.

M.  Significant Customers

During the fiscal years ended March 31, 1998, 1997 and 1996, the Company's product revenue included sales to three customers of $1.4 million, $1.7 million and $1.8 million, sales to three customers of $0.8 million, $1.3 million and $2.7 million, and sales to three customers of $2.0 million, $2.1 million and $2.4 million, respectively. Additionally, contract research revenues from an agency of the U. S. government for the years ended March 31, 1998, 1997, and 1996 accounted for approximately $0, $579,000, and $2,858,000 of total revenues, respectively.

N.  401(k) Savings Plan

Effective April 1, 1993, the Company established the MRS Technology, Inc. 401(k) Savings Plan (the "Plan"). The Plan is a defined contribution plan which covers substantially all of the Company's employees. Participants may make voluntary contributions of 1% to 15% of their annual compensation. Contributions by the Company are discretionary. The Company made no contributions to the Plan during the fiscal years ended March 31, 1998, 1997 and 1996.

Quarterly Financial Information (Unaudited)
(In thousands, except per share amounts)
                                First    Second    Third    Fourth    Year
Year ended March 31, 1998
Total revenues                  $  418   $3,215    $2,328   $1,187    $7,148
Gross margin                      (127)     806       620   (1,809)     (510)

Net loss                        (1,131)    (384)     (339)  (3,290)   (5,143)
Net loss per share - Basic       (0.17)   (0.06)    (0.05)   (0.48)    (0.75)

Year ended March 31, 1997
Total revenues                  $1,711   $3,487    $1,588     $355    $7,141
Gross margin                       216      786       150     (115)    1,037

Net income (loss)               (1,280)    (595)   (1,374)     118    (3,131)
Net income (loss) per share -
 Basic                           (0.19)   (0.09)    (0.20)    0.02     (0.47)

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III


ITEM 10. Directors and Executive Officers of the Registrant
        (Executive Officers listed in Part I)

(a)  Directors

                      Director   Position with   Director   Term of Office
Name                   Since     the Company      Class       will expire
Ronald K. Haigh        1994         Director       III           1998
Paul Wiefels           1998         Director       III           1998
Pierre Fougere         1998         Director        I            1999
Robert P. Schechter    1988         Director        I            1999
Carl P. Herrmann       1997      President, CEO,    II           2000
                                   & Chairman

Ronald K. Haigh, Director. Mr. Haigh has been an independent manufacturing technology consultant since July 1994. From 1988 to June 1994, he was at Summit Technology, a manufacturer of laser-based ophthalmic surgery systems, most recently as Vice President, Manufacturing. Prior to that he had significant semiconductor equipment manufacturing experience at Eaton Corporation.

Paul Wiefels, Director. Mr. Wiefels has been a partner with The Chasm Group, a consulting firm focused on helping technology companies achieve market leadership positions, since 1992. He provides counsel ranging from strategy development and marketing communications planning to market research and product planning. Prior to joining the The Chasm Group, he served as director of marketing consulting with Landor Associates, an international branding and identity consultancy. Prior to joining Landor, he was a worldwide director of product marketing for Ingres Corporation (now a division of Computer Associates). Mr. Wiefels began his high tech career with Apple Computer, where he served in marketing management positions with Apple's U.S. and international operations.

Pierre Fougere, Director. Mr. Fougere's career spans more than thirty years of international management expertise in electronics and high technology components and systems. Prior to establishing his own consulting business in 1989, Mr. Fougere held several positions within the MATRA Group, most recently as Executive Vice President, Chairman and CEO of Matra Datavision (CAD/CAM software). Mr. Fougere currently serves on several other boards and is the Chairman of the Board of Financiere Saint Florentin, Chateau Lilian Ladouys and Matra Datavision Inc.

Robert P. Schechter, Director. Mr. Schechter joined Natural MicroSystems Corporation as President and Chief Executive Officer in April 1995 and in May 1996 was also elected Chairman of the Board. From 1987 to December 1994 he was at Lotus Development Corporation, most recently as Senior Vice President, International Business Group. From 1973 and until he joined Lotus, Mr. Schechter was associated with Coopers & Lybrand, most recently as a Partner and Northeast Regional Chairman of Coopers & Lybrand's High Technology Industry Group. Mr. Schechter is a director of Raptor Systems, Inc. and Natural MicroSystems Corporation.

Carl P. Herrmann, has been President, CEO and Chairman of the Board since February 1998. Mr. Herrmann has been serving on the Board of Directors of MRS since May of 1997. Prior to joining MRS' Board of Directors he has been an independent management and international marketing consultant since December 1994. From July 1991 to November 1994, he was at Solbourne Computer, Inc. from April 1992 as President and Chief Executive Officer. From May 1989 to November 1990 he was the Hong Kong-based Director of Asia/Pacific Operations for Amphenol Corp. From October 1984 to April 1989 he was Managing Director of GenRad Inc.'s regional operations based in Singapore. From August 1983 to September 1984 he was the Tokyo-based Vice President of TEL-GenRad, KK, a joint venture developing and manufacturing PC board and semiconductor test systems. Mr. Herrmann received a BA from the University of Pennsylvania and an MBA from the Wharton School.

(b) Reports of Beneficial Ownership.

See the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 13 of the Proxy Statement, which information is incorporated by reference.

ITEM 11. Executive Compensation

See the information under the caption "Executive Compensation" beginning on page 6 of the Proxy Statement, which information is incorporated by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

See the information under the caption "Share Ownership of Principal Stockholders and Management" beginning on page 2 of theProxy Statement, which information is incorporated by reference.


ITEM 13.  Certain Relationships and Related Transactions

See the information under the caption "Compensation Committee Interlocks and Insider Participation" on page 11 of the Proxy Statement, which information is incorporated by reference.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)  1    (a). Financial Statements
             See Index to Consolidated Financial Statements on
Page 23.

All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed and no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.

(c)  Exhibits

Exhibit        Description                                         Page
3.0            Articles of Incorporation and Bylaws

       3.1     Restated Articles of Organization                     A
       3.2     Amended and Restated By-Laws                          A
       3.3     Articles of Amendment to the Articles ofOrganization  B

4.0            Instruments defining the rights of security
                holders, including indentures:

       4.0     Specimen Certificate of Common Stock                  A


10.0           Material Contracts

      10.1     DARPA Contact                                         A
      10.12    CRADA Agreement for Development of
                Illumination System
      10.13    CRADA Agreement for Development of a
                High Accuracy Transport System                       A
      10.14    Lease relating to Company's Headquarters              A
      10.15    1986 Stock Option Plan                                A,F
      10.16    1993 Stock Option Plan                                C,F
      10.17    DARPA Modification                                    B
      10.18    Lease relating to Company's Headquarters -
                Third Amendment                                      B
      10.22    1994 Employee Stock Purchase Plan
      10.23    Stock Option Plan for Non-Employee Directors
      10.25    Lease relating to Company's Headquarters
                Fourth Amendment Dated February 1, 1995              D
      10.27    DARPA Modification - SPIN #P0004                      D
      10.28    DAPRA Modification - SPIN #P0005                      D
      10.29    DAPRA Modification - SPIN #P0006                      D
      10.30    DAPRA Modification - SPIN #P0007                      D
      10.31    DAPRA Modification - SPIN #P0008                      D
      10.32    October 19, 1994 Business Agreement with
                ICT Integrated Circuit Testing GmbH                  D
      10.33    October  19, 1994 First  Amendment  to
                Business Agreement with ICT                          D
      10.34    November 17, 1994 Subscription Agreement
                with Warranty and Shareholder Agreement (ICT)        D
      10.35    Common Stock Purchase Warrant dated October 19,
                1994 and delivered November 17, 1994.                D
      10.36    Statement of Takeover Pursuant toLimited Liability
                Company Act Section 55(1) dated February 16, 1995.   D
      10.37    Acceleration of ICT Part III Agreement                E
      10.39    DARPA Modification                                    E
      10.42    Employment Agreement Letters                          E
      10.43    Share Purchase Agreement ETEC/EBETECH                 F
      10.44    Employment Agreement Letter                           F
      10.45    Employment Agreement                                  G
      10.46    Consulting Agreement                                  G

21.0           Subsidiaries of the Registrant

      21.0.    Subsidiaries                                          A

23.0           Consents of Experts and Counsel

      23.1     Consent of Coopers & Lybrand L.L.P.

A Incorporated by reference from Registration Statement on Form S-1 (Commission File No. 33-64220).
      These contracts relate to Executive Compensation.
B Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending March 31, 1994.
C Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held on July 28, 1994.
D Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending March 31, 1995.
E Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending March 31, 1996.
F Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending March 31, 1997.
G Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, authorized officers.

MRS Technology, Inc.
(Registrant)

By:  /s/ Carl P. Herrmann

President and Chief Executive Officer
Date:          6/5/98

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                         Date

(1) Principal Executive Officer:

/s/ Carl P. Herrmann   President and Chief Executive Officer   6/5/98



(2) Principal Financial Officer:

/s/ Patricia F. DiIanni   Chief Financial Officer              6/5/98


(3) A majority of the Board of Directors:


/s/ Carl P. Herrmann     Chairman of the Board                6/5/98


/s/ Ronald K. Haigh      Director                             6/5/98


/s/ Pierre Fougere       Director                             6/5/98


/s/ Paul Wiefels         Director                             6/5/98


/s/ Robert P. Schechter  Director                             6/5/98





June 12, 1998

Securities and Exchange Commission
Washington, DC 20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-K.

Sincerely,
MRS Technology, Inc.
/s/Patricia F.DiIanni
Vice President and
Chief Financial Officer