Form 10-Q
period 1998-06-30
MRS TECHNOLOGY INC
filed 1998-08-13
CIK 906768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:    June 30, 1998
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

YES (X)    NO ( )

Applicable only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                 Outstanding as of
Class:                            August 11, 1998
----------------------------      ----------------
Common Stock, par value $.01      6,858,763

MRS Technology, Inc.
FORM 10-Q
For the three-month period ended June 30, 1998

INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets at
    June 30, 1998 (Unaudited) and March 31, 1998
  Consolidated Statements of Operations for the
    Three months ended June 30, 1998 and 1997 (Unaudited)
  Consolidated Statements of Cash Flows for the
    Three months ended June 30, 1998 and 1997 (Unaudited)
  Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 3.  Defaults upon Senior Securities
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

Part I   Financial Information

Item 1.  Financial Statements MRS Technology, Inc.
         Consolidated Balance Sheets

Assets                                  June 30, 1998
Current assets                          (Unaudited)     March 31, 1998
Cash and cash equivalents               $   129,041      $1,094,636
Accounts receivable                         316,228         862,155
Inventories                               5,575,890       5,643,432
Deposits                                     20,989          20,989
Other current assets                        111,895          56,076
----------------------------------------------------------------------
Total current assets                    $ 6,154,043      $7,677,288
Property and equipment, net                 130,672         176,969
Other assets, net                            29,339          29,965
----------------------------------------------------------------------
Total assets                            $ 6,314,054      $7,884,222
======================================================================
Current liabilities
Accounts payable                        $   689,325      $   723,516
Accrued expenses                            925,103        1,187,700
Long-term debt                            1,025,000        1,000,000
Customer deposits                           506,250                -
Other liabilities                           111,880          140,714
----------------------------------------------------------------------
Total current liabilities                 3,257,558        3,051,930
----------------------------------------------------------------------
Total liabilities                       $ 3,257,558      $ 3,051,930
Stockholders' equity
Common stock, $.01 par value; authorized,
 20,000,000 shares; issued and outstanding
 6,858,763 and 6,838,165 shares
 respectively                                68,588           68,381
Additional paid-in capital               36,511,203       36,487,455
Accumulated deficit                     (33,523,295)     (31,723,544)
----------------------------------------------------------------------
Total stockholders' equity                3,056,496        4,832,292
----------------------------------------------------------------------
Total liabilities and
stockholders' equity                    $ 6,314,054      $ 7,884,222
=====================================================================
The accompanying notes are an integral part of the consolidated financial statements.



MRS Technology, Inc.
Consolidated Statements of Operations
(Unaudited)

                                            Three months ended June 30,
                                                1998           1997
Revenues                                   $   389,525     $   417,556

Cost of revenues                               797,467         544,701

Gross margin                                  (407,942)       (127,145)

Operating expenses:
 Research and development (Note 1)             680,335         518,024
 Selling, general and administrative           681,119         506,202
                                            -----------     -----------
Loss from operations                        (1,769,396)     (1,151,371)

Interest income, net                             6,782          40,851
Interest expense                                32,085          23,154
Other income (expense), net                     (5,050)          3,121
                                            ----------      ----------
Loss before provision for
 income taxes                               (1,799,749)     (1,130,553)
-----------------------------------------------------------------------
Net Loss                                   ($1,799,749)    ($1,130,553)
=======================================================================

Net loss per share                              ($0.26)        ($0.17)
Weighted average number of common
 shares outstanding (000's)                      6,851           6,787

The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

                                        Three month period ended June 30,
                                              1998               1997
Cash flows from operating activities
 Net income (loss)                            ($1,799,749)  ($1,130,553)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities
     Depreciation                                  58,656       110,727
  Changes in assets and liabilities
    Accounts receivable                           545,927     1,327,199
    Inventories                                    67,542      (367,600)
    Deposits and other assets                     (55,819)     (316,318)
    Accounts payable                              (34,191)      (93,830)
    Accrued expenses                             (262,597)       77,270
    Customer deposits                             506,250        22,500
    Other current liabilities                     (28,834)      251,747
------------------------------------------------------------------------
 Net cash (used in) provided by
   operating activities                        (1,002,815)     (118,858)
Cash flows from investing activities
 Capital expenditures                             (11,735)       (1,574)
------------------------------------------------------------------------
Net cash (used in) investing activities           (11,735)       (1,574)
Net borrowings under line of credit                25,000             0
Cash flows from financing activities
 Proceeds from stock purchases under
  employee stock purchase plan                     18,996             0
 Proceeds from employee stock option
  exercise                                          4,959           900
 Principal payments under capital
  lease obligations                                     0          (680)
------------------------------------------------------------------------
Net cash provided by financing activities          48,955           220
Net decrease in cash & equivalents               (965,595)     (120,212)
 Cash and cash equivalents at beginning
   of period                                    1,094,636     3,290,982
  Cash and cash equivalents at end
   of period                                      129,041     3,170,770
=======================================================================
Supplemental cash flow information
 Interest paid                                $    32,085   $    23,154

The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The financial statements for the three month periods ended June 30, 1998 and 1997 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position at June 30, 1998 and the results of operations and cash flows for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1998.

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

1. Research and Development

Research and product development costs are expensed as incurred. There were no costs recovered under research and development contracts during either of the quarterly periods ending June 30, 1998 or 1997.

2. Inventories

Inventories consist of the following as of June 30, 1998 and March 31, 1998:

(In Thousands)          June  30, 1998             March 31, 1998
Work in process           $4,036                      $4,585
Purchased parts            1,540                       1,058
                          -------                     -------
                          $5,576                      $5,643

3. Net Loss Per Common Share

Net loss per share is calculated as follows:

                                                Quarter Ended June 30,
(In Thousands, except per share amounts)        1998            1997
Net loss                                        ($1,800)       ($1,131)
Basic and diluted
   Weighted-average common shares outstanding     6,851          6,787
   Net loss per common share                     ($0.26)         (0.17)

4.  Litigation

On January 24, 1997, Micron Display Technology ("Micron Display") brought suit in Idaho against the Company alleging in five counts breach of contract, breach of implied warranties, and breach of express warranties, in connection with a Model 5200 PanelPrinter (the "PanelPrinter") which the Company alleged Micron Display purchased from the Company in 1996. On January 30, 1997, the Company filed an action in Massachusetts against Micron Display alleging in two counts breach of contract and violation of M.G.L.c.93A, in connection with Micron Display's nonpayment for the PanelPrinter.

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

On July 23, 1997, the parties executed a Settlement Agreement resolving their disputes and releasing all claims against each other. Both lawsuits have now been dismissed. While the specific terms of the Settlement Agreement are confidential, the settlement generally provided for a lump sum payment to be made by Micron Display to the Company at the time the Settlement Agreement was executed, and further monthly installment payments to be made thereafter. These payments, together with Micron Display's initial deposit, constitute payment in full for the PanelPrinter. The Company in turn has agreed to provide Micron Display with an extended warranty with respect to the PanelPrinter, as well as technical assistance and certain modifications to the PanelPrinter. No significant amounts due to or from Micron remain outstanding at June 30, 1998.

On July 1, 1998 the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The petition was filed in the U.S. Bankruptcy Court for the District of Massachusetts (Western Division) in Worcester, MA. The case has been assigned to Bankruptcy Judge James F. Queenan, Jr.

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

Business Development

During the first quarter of fiscal 1999 the Company, under the direction of its new chief executive officer, refocused its marketing efforts towards the High Density Interconnect (HDI) business, specifically, for the high density single chip and multi-chip packaging. The Company sought strategic relationships with customers in the new market in order to gain new orders for its products, in the short-term and market acceptance of its technology in the long term. The Company also attempted to obtain funding for its operations and research and development efforts and to renegotiate the terms of its line of credit.

The Company was unable to get funding or to negotiate successfully with regard to its line of credit, although it did receive a waiver on complying with certain covenants in the line of credit agreement valid through June 30, 1998. That waiver was not extended and the Company is now in default under its line of credit.

On June 30, 1998 the Company laid off approximately 80% of its work force. On July 1, 1998 the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The petition was filed in the U.S. Bankruptcy Court for the District of Massachusetts (Western Division) in Worcester, MA. The case has been assigned to Bankruptcy Judge James F. Queenan, Jr.

The Company retained substantially all of its service organization and is continuing to support the installed base. The Company expects that this will be an important source of revenue in the near term. The Company's plan is to conserve cash while attempting to close transactions for the sale of four machines in inventory and develop new products to market to the HDI segment of the Printed Circuit Board (PCB) manufacturing industry.

RESULTS OF OPERATIONS

TOTAL REVENUES

Revenues (In Thousands)
                                                Quarter Ended June 30,
                                                1998            1997
Service & other                                 $390            $418

Revenue for the quarters ending June 30, 1998 and 1997 were approximately the same. There were no system sales in either quarter.

GROSS MARGIN

                                                Quarter Ended June 30,
Gross Margin (In Thousands)                     1998            1997
Product                                         ($429)          ($239)
  As % of revenue                                   -               -
Service & other                                    21             112
 As % of revenue                                  .5%             26%
Total                                           ($408)          ($127)

Product gross margin represents the underabsorption of both the materials and manufacturing departments for both quarters end June 30, 1998 and 1997. The materials department underabsorption was significantly higher for the quarter ending June 30, 1998 due to lower purchases. This underabsorption should no longer be an issue due to lay-off of manufacturing and materials personnel.

Service Gross margin dropped in the first quarter of June 1998 compared to June 1997 due to the higher travel, salary and fringe and lower gross margin on parts sales due to mix of parts sold.

Research & Development

                                             Quarter Ended June 30,
(In Thousands)                        1998      % Change        1997
Research and development              $680          31%         $518
As a % of revenue                      174%                     124%

Research and development expense increased in the quarter ending June 30, 1998 over the same quarter in 1997 due mainly to higher expenses related to consulting and materials for the development of a new product to sell into the HDI market.

Selling, General and Administrative

                                             Quarter Ended June 30,
(In Thousands)                         1998      % Change        1997
Selling, general & administrative      $681          35%         $506
As a % of revenue                       175%                      121%

Selling, general and administrative expense increased in the quarter ended June 30, 1998 over the same quarter in 1997 due mainly to the committment fee for the Coast Business Credit credit line, consulting, bankruptcy legal costs, travel, insurance and higher benefit expense related to lay-off of employees. One time charges are approximately $125,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents at June 30, 1998 of $129 thousand, a decrease of $1.0 million from March 31, 1998. This decrease was mainly the result of negative cash flows from operations in fiscal 1999 which have resulted from declining sales and, therefore, significant losses from operations.

Historically, the Company has required significant working capital to support its research and development efforts and to meet its ongoing production, selling and general and administrative costs. The Company's transition to a new market will require investments to adapt the Company's FPD technology for this new market as well as substantial funding for its ongoing operations until such time as orders from this new market are sufficient to meet its working capital needs. In addition, historically, the Company has funded a substantial portion of its aggregate research and developments costs through contracts with an agency of the U.S. government and other contracts. However, the Company does not expect to continue to funds its research and development efforts through similar contracts in the future. The Company's ability to develop new technologies is dependent upon its ability to fund research and development through working capital and/or other financing alternatives.

In the past, the Company has been able to meet its working capital requirements through its existing cash balances and amounts available under its line of credit. However, as a result of its significant net loss in fiscal 1998, the Company was not in compliance with a financially restrictive debt covenant, minimum tangible net worth, as of March 31, 1998.

The Company was unable to get funding or to negotiate successfully with regard to its line of credit, although it did receive a waiver on complying with certain covenants in the line of credit agreement valid through June 30, 1998. That waiver was not extended and the Company is now in default under its line of credit.

During the first quarter of fiscal 1999 the Company, under the direction of its new chief executive officer, refocused its marketing efforts towards the High Density Interconnect (HDI) business, specifically, for the high density single chip and multi-chip packaging. The Company sought strategic relationships with customers in the new market in order to gain new orders for its products, in the short-term and market acceptance of its technology in the long term. The Company also attempted to obtain funding for its operations and research and development efforts and to renegotiate the terms of its line of credit.

On June 30, 1998 the Company laid off approximately 80% of its work force. On July 1, 1998 the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The petition was filed in the U.S. Bankruptcy Court for the District of Massachusetts (Western Division) in Worcester, MA. The case has been assigned to Bankruptcy Judge James F. Queenan, Jr.

The Company retained substantially all of its service organization and is continuing to support the installed base. The Company expects that this will be an important source of revenue in the near term. The Company's plan is to conserve cash while attempting to close transactions for the sale of four machines in inventory and develop new products to market to the HDI segment of the Printed Circuit Board (PCB) manufacturing industry.

Factors Affecting Future Results

In addition to the risks discussed in "Business Developments" and "Liquidity and Capital Resources" above, the ability of the Company to attain the financial or other results that may be planned, forecasted or projected from time to time is subject to a number of factors, including the ability to obtain new orders, the timing of recording the related revenue, the ability to develop and manufacture new products, the ability to respond to competitive technology and pricing pressures, adequate availability of major components.

PanelPrinters and optional equipment generally have ranged in price from $1.1 to $2.7 million. Any delay in revenue recognition or cancellation of an order would adversely affect the Company's results of operations, cash flows, or both. Fluctuations in product revenues, and consequently quarterly and annual net income or loss, are largely related to revenue recognition on sales of PanelPrinter units. In addition, the process for turning prospects into firm purchase commitments and subsequently selling the systems is often lengthy.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On July 1, 1998 the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The petition was filed in the U.S. Bankruptcy Court for the District of Massachusetts (Western Division) in Worcester, MA. The case has been assigned to Bankruptcy Judge James F. Queenan, Jr.

Item 3.    Default Upon Senior Securities

The Company has a line of credit with Coast Business Credit in the amount of $4 million. The Company is in default of its tangible net worth covenent. The amount of principle and interest due as of July 31, 1998 is $1,073,760.

Item 6.    Exhibits and Reports on Form 8-K

     a.    Exhibits
           Exhibit 27.  Financial Data Schedule

     b.    Reports on Form 8-K
           Form 8-K.  July 1, 1998

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, authorized officers.

                              MRS Technology, Inc.
Date: August 12, 1998         /s/Carl P.  Herrmann
                              Carl P.  Herrmann
                              President, CEO and Director
                              (Principal Executive Officer)

Date: August 12, 1998         /s/ Patricia F. DiIanni
                              Patricia F. DiIanni
                              Vice President, Treasurer,
                              Chief Financial Officer
                              (Principal Financial Officer)