Form 10-Q
period 1998-09-30
MRS TECHNOLOGY INC
filed 1998-11-03
CIK 906768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the six month period ended:    September 30, 1998
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

YES (X)    NO ( )

Applicable only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                 Outstanding as of
Class:                           October 19, 1998:
----------------------------     -----------------
Common Stock, par value $.01       6,858,763

MRS Technology, Inc.
FORM 10-Q
For the six month period ended September 30, 1998

INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets at
    September 30, 1998 (Unaudited) and March 31, 1998 Consolidated Statements of Operations for the
    Three months ended September 30, 1998 and 1997 (Unaudited) Consolidated Statements of Operations for the
    Six months ended September 30, 1998 and 1997 (Unaudited) Consolidated Statements of Cash Flows for the
    Six months ended September 30, 1998 and 1997 (Unaudited) Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 3.  Default Upon Senior Securities
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

Part I   Financial Information

Item 1.  Financial Statements MRS Technology, Inc.
         Consolidated Balance Sheets
Assets                                  Sept 30, 1998
Current assets                           (Unaudited)    March 31, 1998
Cash and cash equivalents               $   183,089     $ 1,094,636
Accounts receivable, net                    317,447         862,155
Inventories                               5,337,618       5,643,432
Deposits                                     23,189          20,989
Other current assets                         56,990          56,076
--------------------------------------------------------------------
Total current assets                      5,918,333       7,677,288
Property and equipment, net                  68,255         176,969
Other assets, net                            27,494          29,965
--------------------------------------------------------------------
Total assets                            $ 6,014,082      $7,884,222
====================================================================
Current liabilities

Accounts payable                        $    67,537       $ 723,516
Accrued expenses                             76,485       1,187,700
Short-term debt                                   0       1,000,000
Other liabilities                            94,417         140,714
--------------------------------------------------------------------
Total current liabilities               $   238,439       3,051,930
Liabilities subject to
   compromise (Note 1)                    3,199,508               0
--------------------------------------------------------------------
Total liabilities                       $ 3,437,947       3,051,930
Stockholders' equity
Common stock, $.01 par value; authorized,20,000,000 shares;
 issued and outstanding 6,858,763 and 6,838,165 shares
 respectively                                68,588          68,381
Additional paid-in capital               36,511,202      36,487,455
Accumulated deficit                     (34,003,655)    (31,723,544)
--------------------------------------------------------------------
Total stockholders' equity                2,576,135       4,832,292
--------------------------------------------------------------------
Total liabilities and stockholders'     $ 6,014,082       7,884,222
 equity
====================================================================

The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
Consolidated Statements of Operations
(Unaudited)

                                            Three months ended Sept. 30,
Revenue                                          1998           1997

Product                                      $       0        $2,593,116
Service and other                              603,588           621,912
                                             ---------         ---------
Total revenue                                $ 603,588         3,215,028

Cost of revenue
Product                                        280,610         2,181,723
Service and other                              421,497           227,000
                                             ---------         ---------
Total cost of revenue                          702,107         2,408,723

Gross margin                                   (98,519)          806,305

Operating expenses:
 Research and development                       90,529           578,280
 Selling, general and administrative           287,635           604,880
                                              ---------         ---------
Loss from operations                          (476,683)         (376,855)
Other Income (expense)                         108,741            (6,867)
                                             ---------         ---------
Loss before reorganization items and
 income tax                                   (367,942)         (383,722)
Legal fees                                     112,419                 0
                                             ---------         ---------
Loss before provision for
 income taxes                                 (480,361)          (383,722)
--------------------------------------------------------------------------
Net loss                                     ($480,361)         ($383,722)
==========================================================================
Net loss per share                               (0.07)            ($0.06)
Weighted average number of common
 shares outstanding (000's)                      6,859              6,805

The accompanying notes are an integral part of the consolidated financial statements.

MRS Technology, Inc.
Consolidated Statements of Operations
(Unaudited)

                                             Six months ended Sept. 30,
Revenue                                        1998            1997
Product                                      $         0   $2,593,116
Service                                          993,114    1,039,468
                                               ---------    ---------
Total revenue                                    993,114    3,632,584

Cost of revenue
Product                                          724,681    2,414,224
Service                                          774,892      539,200
                                               ---------    ---------
Total cost of revenue                          1,499,573    2,953,424

Gross margin                                    (506,459)     679,160

Operating expenses:
 Research and development                        770,864    1,096,304
 Selling, general and administrative             968,754    1,111,082
                                               ---------    ---------
Loss from operations                          (2,246,077)  (1,528,226)

Interest income (expense)                         78,388       13,951
                                              ----------   ----------
Loss before reorganization items and
   Income tax                                 (2,167,689) (1,514,275)
Legal Fees                                       112,419           0
                                              ----------   ---------
Loss before provision for
 income taxes                                 (2,280,108)  (1,514,275)
---------------------------------------------------------------------
Net loss                                     ($2,280,108) ($1,514,275)
=====================================================================
Net loss per share                                 (0.33)      ($0.22)
Weighted average number of common
 shares outstanding (000's)                        6,855        6,781

The accompanying notes are an integral part of the consolidated financial statements.

PAGE

MRS Technology, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

                                        Six month periods ended Sept. 30,
                                                1998            1997
Cash flows from operating activities
 Net loss                                  ($2,280,108)      ($1,514,628)
Adjustments to reconcile net loss to
 net cash used in operating activities
   Depreciation                              106,330           200,040
  Changes in assets and liabilities
    Accounts receivable                        544,708           147,911
    Inventories                                305,814          (212,392)
    Deposits and other assets                    1,736          (169,777)
    Accounts payable                           184,902           952,383
    Accrued expenses                          (385,093)           68,222
    Customer deposits from other               506,250          (832,515)
    Other current liabilities                  (46,297)          143,625
-------------------------------------------------------------------------
Net cash used in operating activities       (1,066,608)       (1,217,131)
Cash flows from investing activities
 Capital expenditures                                0           (28,566)
-------------------------------------------------------------------------
Net cash used in investing activities                0           (28,566)

Cash flows from financing activities
 Net borrowings under line of credit           126,257                 0
 Proceeds from stock purchases under
  employee stock purchase plan                  18,996                 0
 Proceeds from employee stock option
  exercise                                       4,959            26,662
 Principal payments under capital
  lease obligations                                  0            (1,447)
  -----------------------------------------------------------------------
Net cash provided by financing activities      150,212            25,215

Net decrease in cash & equivalents            (911,547)       (1,220,482)
  Cash and cash equivalents at beginning
   of period                                 1,094,636         3,290,982
  Cash and cash equivalents at end
   of period                               $   183,089       $ 2,070,500
=========================================================================
Supplemental cash flow information
 Interest paid                             $    72,349           $50,726

The accompanying notes are an integral part of the consolidated financial statements.

PAGE

MRS Technology, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The financial statements for the three month periods ended September 30, 1998 and 1997 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position at September 30, 1998 and the results of operations and cash flows for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1998.

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

1.  Reorganization under Bankruptcy Proceedings

On July 1, 1998, the filing date, the Company filed a voluntary petition under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court for the District of Massachusetts (Western Division)(Case No. 98-44938-JFQ). Since the filing date, the Company has operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. All claims against the Company in existence prior to the filing date have been classified as "liabilities subject to compromise" in the consolidated balance sheet, and are subject to payment only when and as provided for by an order of the bankruptcy court.

At September 30, 1998, "liabilities subject to compromise" were comprised of the following:

Liabilities Subject to Compromise
(In Thousands)
Trade accounts payable                   $  842
Secured Debt                              1,126
Customer Deposits                           506
Accrued Expenses                            726
                                         ------
                                         $3,200

2. Research and Development

Research and product development costs are expensed as incurred. There were no costs recovered under research and development contracts during either of the quarterly periods ending September 30, 1998 or 1997.

3. Inventories

Inventories consist of the following as of September 30, 1998 and March
31, 1998:

(In Thousands)          September 30, 1998             March 31, 1998
Work in process           $4,545                      $4,585
Purchased parts              793                       1,058
                          -------                     -------
                          $5,338                      $5,643

4. Net Loss Per Common Share

Net loss per share is calculated as follows:

                                               Quarter Ended September 30,
(In Thousands, except per share amounts)        1998            1997
Net loss                                        ($480,361)     ($383,722)
Basic and diluted                                   6,859          6,805
   Weighted-average common shares outstanding
   Net loss per common share                        (0.07)         (0.06)

Net loss per share is calculated as follows:
                                               Year-to-Date September 30,
                                                1998            1997
Net loss                                        ($2,280)        ($1,514)
Basic and diluted                                 6,855           6,781
 Weighted-average common shares outstanding
   Net loss per common share                      (0.33)          (0.22)

5.  Litigation

The Company's Annual Report on Form 10-K for the year ended March 31, 1998 described a Settlement Agreement on litigation between the Company and Micron Display Technology ("Micron"). The final payment due from Micron under the Settlement Agreement was made on July 31, 1998.

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

The Company was unable to obtain funding or to negotiate successfully with regard to its line of credit, although it did receive a waiver on complying with certain covenants in the line of credit agreement valid through June 30, 1998. That waiver was not extended and the Company is now in default under its line of credit.

On June 30, 1998 the Company reduced its workforce by approximately 80%. On July 1, 1998 the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The petition was filed in the U.S. Bankruptcy Court for the District of Massachusetts (Western Division) in Worcester, MA.

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

RESULTS OF OPERATIONS

TOTAL REVENUES

Revenues (In Thousands)
                                              Quarter Ended September 30,
                                                1998    %    1997     %
Product                                         $  0         $2,593   81
Service & other                                  604    100     622   19
                                                ----    ---  ------  ---
 Total revenues                                 $604    100  $3,215  100

                                            Six Months Ended September 30,
                                                1998    %    1997     %
Product                                         $  0         $2,593   71
Service & other                                  993    100   1,039   29
                                                ----    ---  ------  ---
 Total revenues                                 $993    100  $3,632  100

There were no product revenues for the quarter and year-to-day ended September 30, 1998. The quarter and year-to-date ended September 30, 1997 reflect the sale of one PanelPrinter.

Service revenues for the three and six months ended September 30, 1998 and 1997 were approximately the same.

GROSS MARGIN

                                               Quarter Ended September 30,
Gross Margin (In Thousands)                     1998   %        1997   %
Product                                         ($281)          $411
  As % of revenue                                        -              16
Service & other                                   183            395
 As % of revenue                                        30              64
Total gross margin                               ($98) (16)     $806    25

                                            Six months Ended September 30,
                                                1998   %        1997   %
Product                                         ($725)          $179
  As % of revenue                                        -              7
Service & other                                   218            500
 As % of revenue                                        22             48
Total gross margin                              ($507) (51)     $679   19

Product Gross Margin as a percent of revenue for the quarter and year-to-date ended September 30, 1998 were negative as there were no product revenues to offset overheads. Product Gross Margin as a percent of revenue for the quarter and year-to-date ended September 30, 1997 were 16% and 7% respectively.

Service Gross Margin as a percentage of revenue was 30% for the quarter ended September 30, 1998 compared with 64% for the same quarter in the prior year and was 22% for the year-to-date ending September 30, 1998 compared with 48% for the same period in the prior year. These year-to-year decreases in gross margin are the result of increased costs, including increased facility allocations and the transfer of additional head count expense to service costs, in the current period as compared to the prior year's period.

Research & Development
(In Thousands)
                                             Quarter Ended September 30,
                                      1998      % Change        1997
Research and development              $91           (84%)      $578
As a % of revenue                      15%                       18%

                                            Six Months Ended September 30,
                                      1998      % Change        1997
Research and development              $771          (30%)      $1,096
As a % of revenue                      78%                       30%

Research and development costs decreased by 84% for the September 30, 1998 quarter and year-to-date when compared with the same quarter and year-to-date for the prior year due to the workforce reduction on June 30, 1998 which included mostly research and development employees.

Selling, General and Administrative
(In Thousands)
                                             Quarter Ended September 30,
                                       1998      % Change        1997
Selling, general & administrative      $288          (52%)       $605
As a % of revenue                        48%                       19%


                                           Six Months Ended September 30,
                                       1998      % Change        1997
Selling, general & administrative      $ 969        (13%)        $1,111
As a % of revenue                         98%                        31%

Selling, general and administrative costs for the current quarter ended September 30, 1998 were down 52% from the same quarter in the prior year, and were down 13% on a year-to-date basis for the periods ending September 30, 1998 and 1997. The decrease in the current quarter from the same quarter in the prior year is a result of sales and marketing and administrative employees included in the June 30, 1998 workforce reduction. On a year-to-date basis, expenses are down for salaries and fringe benefits, but are partially offset by higher Coast Business Credit fees.

REORGANIZATION ITEMS

The legal fees of $112 thousand are the result of the Chapter 11 filing on July 1, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents at September 30, 1998 of $183 thousand, a decrease of $912 thousand from March 31, 1998. This decrease was mainly the result of negative cash flows from operations in fiscal 1999 which have resulted from declining sales and, therefore, significant losses from operations.

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

On June 30, 1998 the Company reduced its work force by approximately 80%. On July 1, 1998 the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The petition was filed in the U.S. Bankruptcy Court for the District of Massachusetts (Western Division) in Worcester, MA.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On July 1, 1998 the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The petition was filed in the U.S. Bankruptcy Court for the District of Massachusetts (Western Division) in Worcester, MA. The case number is #98-44938-JFQ.

Item 3.    Default Upon Senior Securities

The Company has a line of credit with Coast Business Credit in the amount of $4 million. The Company is in default of its tangible net worth covenent. The amount of principle and interest due as of September 30, 1998 is $1,126,257.

Item 6.    Exhibits and Reports on Form 8-K

     a.    Exhibits
           Exhibit 27.  Financial Data Schedule

     b.    Reports on Form 8-K
           Form 8-K.  July 1, 1998
           Form 8-K.  August 19, 1998
           Form 8-K.  September 24, 1998


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, authorized officers.

                              MRS Technology, Inc.
Date: October 30, 1998         /s/Carl P.  Herrmann
                              Carl P.  Herrmann
                              President, CEO and Director
                              (Principal Executive Officer)

Date: October 30, 1998         /s/ Patricia F. DiIanni
                              Patricia F. DiIanni
                              Vice President, Treasurer,
                              Chief Financial Officer
                              (Principal Financial Officer)